Form 10-Q
period 2021-03-31
Thunder Bridge Capital Partners III Inc.
filed 2021-05-17
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39998

THUNDER BRIDGE CAPITAL PARTNERS III. INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1445798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9912 Georgetown Pike Suite D203 Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 431-0507

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fifth of one Redeemable Warrant	TBCPU	The NASDAQ Stock Market LLC

Class A Common Stock, par value $0.0001 per share	TBCP	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	TBCPW	The NASDAQ Stock Market LLC

As of May 17, 2021, there were 42,403,000 shares of the Company’s Class A common stock, par value $0.0001(the “Class A Shares”) and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE CAPITAL PARTNERS III INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$768,359	$25,000
Prepaid expenses	437,508	-
Total current assets	1,205,867	25,000
Other assets:
Deferred offering costs	-	120,000
Cash and marketable securities held in Trust Account	414,005,558	-
Total assets	$415,211,425	$145,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,269	$144,371
Warrant liability	8,488,381	-
Promissory note payable - related party	-	5,000
Total current liabilities	8,493,650	149,371
Deferred underwriting fee payable	14,490,000	-
Total liabilities	22,983,650	149,371

Shares subject to possible redemption, 41,400,000 and 0, at March 31, 2021 and December 31, 2020,respectively, at redemption value	414,005,558	-

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 0 shares issued and outstanding (excluding 41,400,000 and 0 shares subject to possible redemption), at March 31, 2021 and December 31, 2020, respectively	100	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding (1)	1,035	1,035
Additional paid in capital	-	23,965
Accumulated deficit	(21,778,918)	(29,371)
Total stockholders’ equity (deficit)	(21,777,783)	(4,371)
Total liabilities and stockholders’ equity (deficit)	$415,211,425	$145,000

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common shares on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2021
Formation costs and other operating expenses	$123,291
Loss from operations	(123,291)

Other Income:
Interest income	5,558
Change in fair value of warrant liability	(464,141)
Net loss	$(581,874)

Weighted average shares outstanding, basic and diluted (1)	10,907,222

Basic and diluted net loss per common share	$(0.05)

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common shares on February 4, 2021.
(2)	Excludes an aggregate of up to 41,400,000 shares subject to redemption at March 31, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(29,371)	$(4,371)

Sale of 42,403,000 Units, net of underwriters discount, offering costs and warrant liabilities	42,403,000	4,240	-	-	392,809,780	-	392,814,020

Common Stock subject to redemptions	(41,400,000)	(4,140)	-	-	(392,833,745)	(21,167,673)	(414,005,558)

Net loss	-	-	-	-	-	(581,874)	(581,874)

Balance - March 31, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(21,778,918)	$(21,777,783)

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2021
Cash flow from operating activities:
Net loss	$(581,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(5,558)
Change in fair value of warrant liability	464,141
Changes in operating assets and liabilities:
Prepaid expenses	(437,508)
Accounts payable and accrued expenses	(19,102)
Net cash used in operating activities	(579,901)

Cash flows from investing activities:
Investment of cash in Trust Account	(414,000,000)
Net cash used in financing activities	(414,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	407,731,318
Proceeds from sale of warrants	8,024,240
Payment of deferred offering costs	(421,740)
Proceeds from promissory note - related party	95,000
Repayment of promissory note - related party	(100,000)
Net cash provided by financing activities	415,328,818

Net change in cash	748,917
Cash at the beginning of the period	25,000
Cash at the end of the period	$773,917

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Thunder Bridge Capital Partners III Inc. (the “Company”) is a blank check company incorporated in Delaware on June 12, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period June 12, 2020 (inception) through February 10, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 10, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (“Units” and, with respect to the Class A common shares included in the Units offered, the “Public Shares”), generating gross proceeds of $414,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,003,000 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP III, LLC (the “Sponsor”), generating gross proceeds of $10,030,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 10, 2021, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $23,191,740 consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees (see Note 6) and $421,740 of other costs. Of the transaction costs, $463,835 associated with the issuance of warrants that have been classified as a liability have been expensed. In addition, $1,263,117 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5), the common stock included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company will have until February 10, 2023 to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within 24 months of the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the public stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the public stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) private placement shares or the private placement warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2021.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $23,191,740, of which $22,727,905 were charged to stockholders’ equity upon the completion of the Initial Public Offering, with the balance expensed as a cost of the warrant liability.

Cash Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were invested in a money market fund.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share (continued)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

For the Three Months Ended March 31, 2021
Net loss	$(581,874)
Less: Income attributable to common shares	(5,558)
Net income available to common shares	$(587,432)
Weighted average shares outstanding, basic and diluted	10,907,222
Basic and diluted net loss per share	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 1,003,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $10,030,000.

Each Private Placement Unit is identical to the units offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to private placement shares or private placement warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 26, 2020, the Company issued an aggregate of 8,625,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In February 2021, we effected a stock dividend of 0.2 shares for each Founder Share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 Founder Shares. The Founder Shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On June 12, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On March 3, 2021, the $100,000 outstanding under the Note was repaid in full.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $20,000 as of March 31, 2021.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $40,000 as of March 31, 2021.

Initial Public Offering

In February 2021, our Chief Executive Officer purchased 100,000 units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 as part of our Initial Public Offering

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 10, 2021, the holders of the Founder Shares, Private Placement Units (and their underlying securities) and the units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to 5,400,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which was exercised on February 10, 2021.

The underwriter was paid a cash underwriting discount of two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $8,280,000. In addition, the underwriter is entitled to a deferred underwriting discount of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $14,490,000. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANT LIABILITY

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, it will use its best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.10 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a formula set out in the warrant agreement;

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders (the “30-day Reference Period”); and

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANT LIABILITY (continued)

●	unless the last reported sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within the 30-day Reference Period, the private placement warrants are also concurrently redeemed at the same price and terms as the outstanding Public Warrants (provided that the redemption may be on a cashless basis).

If and when the warrants become redeemable by the Company, it may exercise our redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws; provided, that the Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this offering.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants, except in the event of certain tender offers, as defined in the warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

The private placement warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the private placement warrants will and the Shares of Class A common stock issuable upon the exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (other than in the case the Public Warrants are redeemed for $0.10 as described above). If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At March 31, 2021, there were 8,280,000 whole public warrants and 200,600 private placement warrants outstanding with a fair value of $8,280,000 and $208,381, respectively.

The Company accounts for the 8,280,000 warrants issued in connection with the Initial Public Offering and the 200,600 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANT LIABILITY (continued)

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 1,003,000 shares of Class A common stock issued or outstanding, (excluding 41,400,000 Class A shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of our Class B Common Stock resulting in an aggregate of 10,350,000 shares of Class B Common Shares issued and outstanding. At March 31, 2021, there were 10,350,000 Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law; provided that only holders of Class B common stock have the right to vote for the election of directors prior to the Company’s initial Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent units and its underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2021
Liabilities:
Public Warrants (1)	1	$8,280,000
Private Placement Warrants (1)	2	208,381

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on February 10, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Initial Measurement (continued)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

February 10,
Input	2021
Risk-free interest rate	74.00%
Expected term (years)	6.5
Expected Volatility	15%
Exercise Price	$11.50
Stock price	$9.80

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.5 year yield the yield on the U.S. Treasury notes as of the Valuation Date that matched the time period to DeSPAC as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to DeSPAC as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-half of one Public Warrant, represents the closing price on the measurement date as observed from the ticker TBCP. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On February 10, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.57 per warrant for aggregate values of $12.6 million and $31.6 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TBCP. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $8.5 million, based on the closing price of TBCP on that date of $9.89.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Subsequent Measurement (continued)

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$-	$-	$-
Initial Measurement on February 10, 2021	208,075	8,280,000	8,488,075
Change in valuation inputs or other assumptions (1)(2)	306	-	306
Fair value as of March 31, 2021	$208,381	$8,280,000	$8,488,381

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $208,000 during the period from February 10, 2021 through March 31, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Capital Partners III Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional common shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the shares of Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock;

●	may subordinate the rights of holders of shares of common stock if preference shares are issued with rights senior to those afforded our shares of common stock;

●	could cause a change of control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our shares of Class A common stock and/or warrants.

Similarly, if the Company issues debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the Company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the Company’s inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	the Company’s inability to pay dividends on our shares of common stock;

●	using a substantial portion of the Company’s cash flow to pay principal and interest on the Company’s debt, which will reduce the funds available for dividends on the Company’s shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the Company’s flexibility in planning for and reacting to changes in the Company’s business and in the industry in which the Company operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the Company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of the Company’s strategy and other purposes and other disadvantages compared to the Company’s competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2021, we had a net loss of $581,874, which consists of formation costs and operating costs of $123,291, interest income of $5,558 on monies held in our Trust Account (as defined below), and a loss related to the warrant liability of $464,141.

Liquidity and Capital Resources

On February 10, 2021, we consummated our Initial Public Offering in which we sold 41,400,000 Units, which includes the full exercise by the underwriter of the over-allotment option to purchase 5,400,000 units at $10.00 per Unit generating gross proceeds of $414,000,000 before underwriting fees and expenses. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 1,003,000 Private Placement Units at $10.00 per Private Placement Unit to our Sponsor, generating gross proceeds of $10,030,000.

Transaction costs of the Initial Public Offering, amounted to $23,191,740 consisting of underwriting fees of $8,280,000 and deferred underwriting fees of $14,490,000 and $421,740 of other costs. $463,835 of the total underwriting costs were expensed in connection with the warrant liability and the balance was charged to equity.

As of March 31, 2021 we have available to us $768,359 of cash on our balance sheet and a working capital deficit of $7,287,783. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Underwriter was paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering, or $8,280,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $14,490,000 consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement by and between the Company and Morgan Stanley & Co. LLC.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

For the Three Months Ended March 31, 2021
Net loss	$(581,874)
Less: Income attributable to shares of common stock	(5,558)
Net income available to shares of common stock	$(587,432)
Weighted average shares outstanding, basic and diluted	10,907,222
Basic and diluted net loss per share	$(0.05)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Shares of common stock subject to possible redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, shares of common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2021, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on June 12, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 4, 2021 filed with the SEC, except we may disclose charges to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 10, 2021, we completed the private sale of an aggregate of 1,003,000 Private Placement Units at a price of $10.00 per Unit to the Sponsor generating gross proceeds to the Company of $10,030,000. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fifth of one redeemable warrant of the Company (the “Warrants”), with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Public Offering

On February 10, 2021, we consummated our Initial Public Offering of 41,400,000 Units, including 5,400,000 Units issued pursuant to the exercise in full of the underwriter’s over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fifth of one redeemable Warrant of the Company, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $414,000,000.

The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252109). The SEC declared the registration statement effective on February 4, 2021.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Units, $414,000,000 was placed in a Trust Account. We paid a total of $8,280,000 in underwriting discounts and commissions and $421,740 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,490,000 in underwriting discounts and commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

Date: May 17, 2021	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: May 17, 2021	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)