Form 10-Q
period 2021-06-30
Thunder Bridge Capital Partners III Inc.
filed 2021-08-16
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39998

THUNDER BRIDGE CAPITAL PARTNERS III INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, there were 42,403,000 shares of the Company’s Class A common stock, par value $0.0001(the “Class A Shares”) and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE CAPITAL PARTNERS III INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$537,444	$25,000
Prepaid expenses	481,570	-
Total current assets	1,019,014	25,000
Other assets:
Deferred offering costs	-	120,000
Cash and marketable securities held in Trust Account	414,015,881	-
Total assets	$415,034,895	$145,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,885	$144,371
Warrant liability	11,464,340	-
Promissory note payable - related party	-	5,000
Total current liabilities	11,468,225	149,371
Deferred underwriting fee payable	14,490,000	-
Total liabilities	25,958,225	149,371

Commitments
Shares subject to possible redemption, 41,400,000 and 0, at June 30, 2021 and December 31, 2020, respectively, at redemption value	414,015,881	-

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 0 shares issued and outstanding (excluding 41,400,000 and 0 shares subject to possible redemption), at June 30, 2021 and December 31, 2020, respectively	100	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding (1)	1,035	1,035
Additional paid in capital	-	23,965
Accumulated deficit	(24,940,346)	(29,371)
Total stockholders’ equity (deficit)	(24,939,211)	(4,371)
Total liabilities and stockholders’ equity (deficit)	$415,034,895	$145,000

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from June 12, 2020 (Date of Inception) through June 30, 2020
Formation costs and other operating expenses	$185,469	$308,760	$3,121
Loss from operations	(185,469)	(308,760)	(3,121)
Other Income:
Interest income	10,323	15,881	-
Change in fair value of warrant liability	(2,975,959)	(3,440,100)	-
Net loss	$(3,151,105)	$(3,732,979)	$(3,121)
Weighted average shares outstanding Class A common stock	42,403,000	33,032,171	-
Basic and diluted loss per share, Class A common stock	$(0.06)	$(0.09)	$-

Weighted average shares outstanding Class B common stock (1)	10,350,000	10,350,000	10,350,000
Basic and diluted loss per share, Class B common stock	$(0.06)	$(0.09)	$-

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(29,371)	$(4,371)
Sale of 42,403,000 Units, net of underwriters discount, offering costs and warrant liabilities	42,403,000	4,240	-	-	392,809,780	-	392,814,020
Common Stock subject to redemption	(41,400,000)	(4,140)	-	-	(392,833,745)	(21,167,673)	(414,005,558)
Net loss	-	-	-	-	-	(581,874)	(581,874)
Balance - March 31, 2021	1,003,000	100	10,350,000	1,035	-	(21,778,918)	(21,777,783)
Common Stock subject to redemption	-	-	-	-	-	(10,323)	(10,323)
Net loss	-	-	-	-	-	(3,151,105)	(3,151,105)
Balance – June 30, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(24,940,346)	$(24,939,211)

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2021	For the Period from June 12, 2020 (Date of Inception) through June 30, 2020
Cash flow from operating activities:
Net loss	$(3,732,979)	$(3,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(15,881)	-
Change in fair value of warrant liability	3,440,100	-
Changes in operating assets and liabilities:
Prepaid expenses	(481,570)	-
Accounts payable and accrued expenses	(20,486)	-
Net cash used in operating activities	(810,816)	(3,121)

Cash flows from investing activities:
Investment of cash in Trust Account	(414,000,000)	-
Net cash used in financing activities	(414,000,000)	-

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	407,725,760	25,000
Proceeds from sale of warrants	8,024,240	-
Payment of deferred offering costs	(421,740)	-
Proceeds from promissory note - related party	95,000	-
Repayment of promissory note - related party	(100,000)	-
Net cash provided by financing activities	415,323,260	25,000

Net change in cash	512,444	21,879
Cash at the beginning of the period	25,000	-
Cash at the end of the period	$537,444	$21,879

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period June 12, 2020 (inception) through June 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2021 and for the period from June 12, 2020 (inception) to June 30, 2020.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Cash Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were invested in a money market fund.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2021 and for the period from June 12, 2020 (inception) to June 30, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2021 and the period from June 12, 2020 (inception) to June 30, 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share (continued)

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021		For the Period from June 12, 2020 (Date of Inception) through June 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(2,532,858)	$(618,247)	$(2,842,290)	$(890,689)	$-	$(3,121)
Denominator:
Basic and diluted weighted average
common shares outstanding	42,403,000	10,350,000	33,032,171	10,350,000	-	10,350,000
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$-	$-

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $30,000 for the three months ended June 30, 2021, and $50,000 for the six months ended June 30, 2021. The Company did not incur any charges for the period from June 12, 2020 (date of inception) through June 30, 2020.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 for the three months ended June 30, 2021 and $100,000 for the six months ended June 30, 2021. The Company did not incur any charges for the period from June 12, 2020 (date of inception) through June 30, 2020.

Initial Public Offering

In February 2021, our Chief Executive Officer purchased 100,000 units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 as part of our Initial Public Offering.

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

At June 30, 2021, there were 8,280,000 whole public warrants and 200,600 private placement warrants outstanding with a fair value of $11,178,000 and $286,340, respectively.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 1,003,000 shares of Class A common stock issued or outstanding, (excluding 41,400,000 Class A shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of our Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At June 30, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Liabilities:
Public Warrants (1)	1	$11,178,000
Private Placement Warrants (1)	2	286,340

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on February 10, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Initial Measurement (continued)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

February 10,
Input	2021
Risk-free interest rate	74.00%
Expected term (years)	6.5
Expected Volatility	15%
Exercise Price	$11.50
Stock price	$9.80

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.5 year yield the yield on the U.S. Treasury notes as of the Valuation Date that matched the time period to DeSPAC as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to DeSPAC as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one share of Class A common stock and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker TBCP. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On February 10, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.57 per warrant for aggregate values of $12.6 million and $31.6 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TBCP. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $8.5 million, based on the closing price of TBCP on that date of $9.89.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Subsequent Measurement (continued)

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$-	$-	$-
Initial Measurement on February 10, 2021	208,075	8,280,000	8,488,075
Change in valuation inputs or other assumptions (1)(2)	77,959	2,898,000	2,975,959
Fair value as of March 31, 2021	$286,340	$11,178,000	$11,464,340

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $208,000 during the period from February 10, 2021 through June 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2021, we had a net loss of $3,151,105, which consists of formation costs and operating costs of $185,469, interest income of $10,323 on monies held in our Trust Account (as defined below), and a loss related to the change in the fair value of the warrant liability of $2,975,959.

For the six months ended June 30, 2021 and for the period from June 12, 2020 (date of inception) through June 30, 2020, we had a net loss of $3,732,979 and $3,121, which consists of formation costs and operating costs of $308,760 and $3,121, respectively, and interest income of $15,881 on monies held in our Trust Account (as defined below), and a loss related to the change in the fair value of the warrant liability of $3,440,100 for the six months ended June 30, 2021.

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

As of June 30, 2021 we have available to us $537,444 of cash on our balance sheet and a working capital deficit of $10,449,211. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per ordinary share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021		For the Period from June 12, 2020 (Date of Inception) through June 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(2,532,858)	$(618,247)	$(2,842,290)	$(890,689)	$-	$(3,121)
Denominator:
Basic and diluted weighted average
common shares outstanding	42,403,000	10,350,000	33,032,171	10,350,000	-	10,350,000
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$-	$-

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

Shares of common stock subject to possible redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, shares of common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on June 12, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 4, 2021 filed with the SEC or in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

Date: August 16, 2021	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: August 16, 2021	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)