Form 10-Q
period 2021-09-30
Thunder Bridge Capital Partners III Inc.
filed 2021-11-15
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 42,403,000 shares of the Company’s Class A common stock, par value $0.0001(the “Class A Shares”) and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE CAPITAL PARTNERS III INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$459,193	$25,000
Prepaid expenses	366,132	-
Total current assets	825,325	25,000
Other assets:
Deferred offering costs	-	120,000
Cash and marketable securities held in Trust Account	414,026,318	-
Total assets	$414,851,643	$145,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,265	$144,371
Warrant liability	6,372,740	-
Promissory note payable - related party	-	5,000
Total current liabilities	6,378,005	149,371
Deferred underwriting fee payable	14,490,000	-
Total liabilities	20,868,005	149,371

Commitments
Shares subject to possible redemption, 41,400,000 and 0, at September 30, 2021 and December 31, 2020, respectively, at redemption value	414,026,318	-

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 0 shares issued and outstanding (excluding 41,400,000 and 0 shares subject to possible redemption), at September 30, 2021 and December 31, 2020, respectively	100	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding (1)	1,035	1,035
Additional paid in capital	-	23,965
Accumulated deficit	(20,043,815)	(29,371)
Total stockholders’ equity (deficit)	(20,042,680)	(4,371)
Total liabilities and stockholders’ equity (deficit)	$414,851,643	$145,000

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from June 12, 2020 (Date of Inception) through September 30, 2020
Formation costs and other operating expenses	$658,904	$967,664	$29,371
Loss from operations	(658,904)	(967,664)	(29,371)
Other Income:
Interest income	10,437	26,318	-
Change in fair value of warrant liability	5,555,435	2,115,335	-
Net income (loss)	$4,906,968	$1,173,989	$(29,371)
Weighted average shares outstanding Class A common stock	42,403,000	36,190,106	-
Basic and diluted income (loss) per share, Class A common stock	$0.09	$0.03	$-

Weighted average shares outstanding Class B common stock (1)	10,350,000	10,350,000	10,350,000
Basic and diluted income (loss) per share, Class B common stock	$0.09	$0.03	$-

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(29,371)	$(4,371)
Sale of 42,403,000 Units, net of underwriters discount, offering costs and warrant liabilities	42,403,000	4,240	-	-	392,809,780	-	392,814,020
Common Stock subject to redemption	(41,400,000)	(4,140)	-	-	(392,833,745)	(21,177,996)	(414,015,881)
Net loss	-	-	-	-	-	(3,732,979)	(3,732,979)
Balance - June 30, 2021	1,003,000	100	10,350,000	1,035	-	(24,940,346)	(24,939,211)
Common Stock subject to redemption	-	-	-	-	-	(10,437)	(10,437)
Net loss	-	-	-	-	-	4,906,968	4,906,968
Balance – September 30, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(20,043,815)	$(20,042,680)

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2021	For the Period from June 12, 2020 (Date of Inception) through September 30, 2020
Cash flow from operating activities:
Net income (loss)	$1,173,989	$(29,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(26,318)	-
Change in fair value of warrant liability	(1,651,500)	-
Changes in operating assets and liabilities:
Prepaid expenses	(366,132)	-
Accounts payable and accrued expenses	(19,106)	24,371
Net cash used in operating activities	(889,067)	(5,000)

Cash flows from investing activities:
Investment of cash in Trust Account	(414,000,000)	-
Net cash used in financing activities	(414,000,000)	-

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	407,725,760	25,000
Proceeds from sale of warrants	8,024,240	-
Payment of deferred offering costs	(421,740)	-
Proceeds from promissory note - related party	95,000	5,000
Repayment of promissory note - related party	(100,000)	-
Net cash provided by financing activities	415,323,260	30,000

Net change in cash	434,193	25,000
Cash at the beginning of the period	25,000	-
Cash at the end of the period	$459,193	$25,000
Supplemental schedule of noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$-	$120,000

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period June 12, 2020 (inception) through September 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $23,191,740 consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees (see Note 6) and $421,740 of other costs. Of the transaction costs, $463,835 associated with the issuance of warrants that have been classified as a liability have been expensed. In addition, at the closing of the Initial Public Offering, $1,263,117 of cash was held outside of the Trust Account and is available for working capital purposes.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

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

 THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2021 and for the period from June 12, 2020 (inception) to September 30, 2020.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Cash Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in a money market fund.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three and nine months ended September 30, 2021 and for the period from June 12, 2020 (inception) to September 30, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2021 and the period from June 12, 2020 (inception) to September 30, 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share (continued)

A reconciliation of net income (loss) per common share is as follows:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period from June 12, 2020 (Date of Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$3,944,234	$962,734	$912,907	$261,082	$-	$(29,371)
Denominator:
Basic and diluted weighted average common shares outstanding	42,403,000	10,350,000	36,190,106	10,350,000	-	10,350,000
Basic and diluted net income (loss) per common share	$0.09	$0.09	$0.03	$0.03	$-	$-

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 26, 2020, the Company issued an aggregate of 8,625,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In February 2021, we effected a stock dividend of 0.2 shares for each Founder Share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 Founder Shares. The Founder Shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). Due to the underwriter's exercising their over-allotment option in full, no Founder Shares are currently subject to forfeiture.

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

 THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $30,000 for the three months ended September 30, 2021, and $80,000 for the nine months ended September 30, 2021. The Company did not incur any charges for the period from June 12, 2020 (date of inception) through September 30, 2020.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 for the three months ended September 30, 2021 and $160,000 for the nine months ended September 30, 2021. The Company did not incur any charges for the period from June 12, 2020 (date of inception) through September 30, 2020.

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

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to 5,400,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which was exercised in full on February 10, 2021.

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

The private placement warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the private placement warrants and the Shares of Class A common stock issuable upon the exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (other than in the case the Public Warrants are redeemed for $0.10 as described above). If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At September 30, 2021, there were 8,280,000 whole public warrants and 200,600 private placement warrants outstanding with a fair value of $6,210,000 and $162,740, respectively.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 1,003,000 shares of Class A common stock issued or outstanding (excluding 41,400,000 Class A shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of our Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At September 30, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Liabilities:
Public Warrants (1)	1	$6,210,000
Private Placement Warrants (1)	2	162,740

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TBCPW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $8.5 million, based on the closing price of TBCP on that date of $9.89.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Subsequent Measurement (continued)

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$-	$-	$-
Initial Measurement on February 10, 2021	208,075	8,280,000	8,488,075
Change in valuation inputs or other assumptions (1)(2)	(45,335)	(2,070,000)	(2,115,335)
Fair value as of September 30, 2021	$162,740	$6,210,000	$6,372,740

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Condensed Statement of Operations.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $208,000 during the period from February 10, 2021 through September 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2021, we had net income of $4,906,968, which consists of formation costs and operating costs of $658,904, interest income of $10,437 on monies held in our Trust Account, and income related to the change in the fair value of the warrant liability of $5,555,435.

For the nine months ended September 30, 2021 and for the period from June 12, 2020 (date of inception) through September 30, 2020, we had net income (loss) of $1,173,989 and $(29,371), which consists of formation costs and operating costs of $967,664, and $29,371, respectively, and interest income of $26,318 on monies held in our Trust Account, and income related to the change in the fair value of the warrant liability of $2,115,335 for the nine months ended September 30, 2021.

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

As of September 30, 2021 we have available to us $459,193 of cash on our balance sheet and a working capital deficit of $5,552,680. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three and nine months ended September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per ordinary share is the same as basic loss per common share for all periods presented.

A reconciliation of net income (loss) per common share is as follows:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period from June 12, 2020 (Date of Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$3,944,234	$962,734	$912,907	$261,082	$-	$(29,371)
Denominator:
Basic and diluted weighted average common shares outstanding	42,403,000	10,350,000	36,190,106	10,350,000	-	10,350,000
Basic and diluted net income (loss) per common share	$0.09	$0.09	$0.03	$0.03	$-	$-

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

Shares of common stock subject to possible redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, shares of common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on September 12, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

Date: November 15, 2021	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)