Form 10-K
period 2021-12-31
Thunder Bridge Capital Partners III Inc.
filed 2022-03-30
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-40382

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on June 30, 2021 for shares, trading on such date, as reported on the Nasdaq Capital Market, was $401.58 million.

As of March 29, 2022, there were 42,403,000 shares of the Company’s Class A common stock, par value $0.0001 per share and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	we,” “us,” “company” or “our company” are to Thunder Bridge Capital Partners III Inc., a company incorporated in Delaware

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“founder shares” are to Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and share capitalization prior to our initial public offering and which are currently held by our sponsor and our independent directors (which shares may be transferred to permitted transferees from time to time) and the Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“placement shares” are to the shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one fifth of one placement warrant;

●	“placement warrants” are to the warrants included within the placement units being purchased by our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“private placement” are to the private placement of 865,000 placement units at a price of $10.00 per unit, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to TBCP III, LLC, a Delaware limited liability company; and

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares paid by our sponsor, certain members of our team as well as institutional and professional accredited investors pursuant to forward purchase arrangements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to uncertainty resulting from the recent COVID-19 global pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering; or

●	the other risks and uncertainties discussed in “Risk Factors”.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

General

We are a blank check company incorporated as a Delaware corporation on June 12, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any specific business combination target, have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

Significant Activities Since Inception

On February 10, 2021, the Company consummated its initial public offering of 41,400,000 units. Each unit Consists of one share of the Company’s Class A common stock, and one fifth of one redeemable Warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at $11.50 per whole share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $414,000,000. Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 1,003,000 placement units at $10.00 per unit, generating gross proceeds of $10,030,000.

A total of $414,000,000 of the net proceeds from our initial public offering and the private placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

Objective and Business Opportunity

Since our initial public offering in February 2021, we have concentrated our efforts in identifying businesses in the financial services industry, including asset and wealth management, lending and leasing, and businesses providing financial technological services to, or operating in, the financial services industry. We have placed a particular emphasis on businesses that provide data processing, storage and transmission services, data bases and payment services, fraud detection, data analysis or verification, client or customer interface, or have adopted operations in the financial services industry that are more technologically driven than the operational platforms of the legacy operators (collectively “FinTech”). We are not, however, required to complete our initial business combination with a financial services or financial technology business and, as a result, we may pursue a business combination outside of that industry. We are seeking to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial enhancement or redirection to maximize value. We do not intend to acquire start-up or other early-stage companies, companies with speculative business plans or companies that are excessively leveraged.

We believe our management team and senior special advisor have the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team and senior special advisor’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team and senior special advisor are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed.

Furthermore, our sponsor, management team, and their affiliates have a broad network of contacts and corporate relationships developed through extensive experience sourcing, acquiring, growing, financing and selling businesses; maintaining dialogues with sellers, capital providers and target management teams; and executing transactions under varying economic and financial conditions.

We believe that these networks of contacts and relationships have provided us with an important source of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. We have not participated in the auction processes for prospective target companies.

Business Strategy

We will seek to capitalize on the significant financial services, asset and fund management, financial technology and banking experience, private and public equity experience, and contacts of our management team, senior special advisor, including Gary Simanson, our President and Chief Executive Officer and a Director, William Houlihan, our Chief Financial Officer,  David E. Mangum, a Director, Mary Ann Gillespie, a Director, Robert Hartheimer, a Director, Stewart Paperin, a Director, Allerd Derk Stikker, a Director and Pete Kight, our senior special advisor, JAM Special Opportunity Ventures (“JSOV”), our special advisor, to identify, evaluate, acquire and operate a target business. If we elect to pursue an investment outside of the financial services or FinTech industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this report regarding that industry might not be relevant to an understanding of the business that we elect to acquire. Members of our management team, senior special advisor and special advisor have extensive experience in the financial services industry, the financial technology industry, the asset and wealth management industry, as well as extensive experience in operating financial services companies in a public company environment and a private company environment, serving on both public and private company boards of directors, including financial institutions and FinTech companies, strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital, as well as mergers and acquisitions in the financial services industry.

We believe that potential sellers of target businesses will view the fact that members of our management team and our senior special advisor have successfully closed business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, with respect to the foregoing examples, past performance of our management team, senior special advisor, and special advisor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team, senior special advisor, and special advisor as indicative of our future performance. Our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. Additionally, in the course of their respective careers, members of our management team, senior special advisor, and special advisor have been involved in businesses and deals that were unsuccessful.

Our officers are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not have an employment agreement with any of our officers.

We identified the following criteria that we have used and intend to continue to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We will seek to acquire one or more businesses with annual revenues of approximately $150 million to $750 million and an enterprise value of approximately $500 million to $1.5 billion.

●	Strong management team. We will seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We will focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We will seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the financial services and financial technology industries. Although in the course of their careers they have been involved in some unsuccessful businesses and deals, we believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry as well as their other corporate relationships, our management team members have developed a broad array of contacts in the industry. We believe that these contacts are important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account currently (as of December 31, 2021) in the amount of approximately $414.1 million and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Our Investment Process

In evaluating prospective business combinations, we will conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management team and advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also utilize the expertise of our management team in public security valuation, analyzing financial services companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

Following the announcement of our initial business combination, we intend to evaluate opportunities to enhance stockholder value. In doing so, the management team anticipates evaluating corporate governance, opportunistically accessing capital markets, procuring publicly accessible investor research on the business combination and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities, and properly aligning management and board incentives with the appropriate metrics that public company investors use to track stockholder value growth.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team, senior special advisor and special advisor and their respective affiliates, and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships provides us important sources of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team directly and indirectly own our common stock and/or private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $399,546,755, as of December 31, 2021, assuming no redemptions and after payment of $14,490,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we will complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the Nasdaq’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we will conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team and senior special advisor, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, there can be no assurances that members of our management team and senior special advisor will have significant experience or knowledge relating to the operations of the particular target business.

There can be no assurances that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurances that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as described in this report, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31 2021 was approximately $10.00.  The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of and the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares and any public shares they own in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need only 15,551,030, or 37.6%, of the 41,400,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of and the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by February 10, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until February 10, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by February 10, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination February 10, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by February 10, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 10, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($336,290 as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00 (based on the trust account balance as of December 31, 2021). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00 (based on the trust account balance as of December 31, 2021). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may access to up to amounts held outside the trust account ($336,290 as of December 31, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 10, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to February 10, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	If we are unable to complete our initial business combination by February 10, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

●	Prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	Although we do not intend to enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view;

●	If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

●	So long as we obtain and maintain a listing for our securities on the Nasdaq, Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination;

●	If our stockholders approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 10, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares; and

●	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that our officers or any members of our management team devote in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the initial business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ” emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an ” emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an ” emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceed $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of stockholders requesting redemption;

●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our Registration Statement filed with the SEC on February 2, 2021 and our Quarterly Report filed on Form 10-Q with the SEC on May 17, 2021.

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of their investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respects to us and our business. For risk factors related to the Business Combination with indie Semiconductor, Inc., see the S-4 to be filed by the Company.

We are a company with limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

We are an early stage company formed as a Delaware corporation with limited operating results and no revenues. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this prospectus entitled “Proposed Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares, as well as any public shares purchased during or after this offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need only 13,052,501, or 36.3%, of the 36,000,000 public shares sold in this offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our initial stockholders will own shares representing approximately 21.6% of our outstanding shares of common stock immediately following the completion of this offering and the private placement. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common shares result in the issuance of Class A common shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that public stockholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, public stockholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If public stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by February 10, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.000 per share (based on the balance of our trust account as of December 31, 2021), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by February 10, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, except as described in this prospectus, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent and ongoing coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”.

A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that could continue to:

●	adversely affect the economies and financial markets worldwide, leading to changes in interest rates, reduced liquidity and a continued slowdown in global economic conditions,

●	provoke turbulence in financial markets which could make it impossible to raise additional capital to consummate a deal including debt or equity;

●	disrupt our operations and those of our potential partners, including those helping us diligence or search for targets, due to illness or efforts to mitigate the pandemic, including but not limited to government-mandated shutdowns, other social distancing measures, travel restrictions, office closures and measures impacting on working practices, such as the imposition of remote working arrangements, and quarantine requirements and isolation measures under local laws;

●	negatively impact the health of members of our management team;

●	adversely affect our ability to conduct redemptions; and

●	materially and adversely affect the business of any potential target business with which we consummate a business combination.

Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or if the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may continue to emerge concerning the severity of COVID-19 and the ongoing actions to contain COVID-19 or treat its impact, among others. The global spread of COVID-19 could materially and adversely affect our operations and financial condition due to the disruptions to commerce, reduced economic activity and other unforeseen consequences of a pandemic that are beyond our control. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be effective, work as expected or be made available or will be accepted on a significant scale and in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, they may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 10, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by February 10, 2023, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate an investment, our public stockholders may be forced to sell their public shares or warrants, potentially at a loss.

Our stockholders will not be entitled to protections normally afforded to investors of some other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 at the time of our initial public offering, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our securities are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (based on the balance of our trust account as of December 31, 2021), or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A common shares redeemed and, in the event we seek stockholder approval of our initial business combination, we make purchases of our Class A common shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (based on the balance of our trust account as of December 31, 2021), or less in certain circumstances and our warrants will expire worthless.

If the net proceeds of our initial public offering and sale of the private placement units not being held in the trust account are insufficient to allow us to operate until February 10, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 10, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We believe that the funds currently available to us outside of the trust account, will be sufficient to allow us to operate until February 10, 2023; however there can be no assurances that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (based on the balance of our trust account as of December 31, 2021), or less in certain circumstances and our warrants will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation materials or tender offer documents, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Grant Thornton LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the registration statement of which this prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of this offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of this offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of this offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. In addition, as holders of our Class A common stock, our public stockholders will not have the right to vote for the election of directors prior to consummation of our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are neither limited to evaluating a target business in a particular industry or sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in the financial services industry but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying financial services companies, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (based on the balance of our trust account as of December 31, 2021), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (based on the balance of our trust account as of December 31, 2021) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of this offering and the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from this offering and the sale of the placement units, $414,000,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $14,490,000 if the underwriters’ over-allotment option is exercised in full, for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of this offering and the sale of the placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share (based on the value of our trust account as of December 31, 2021) on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Past performance by our management team, senior special advisor and special advisor may not be indicative of future performance of an investment in us.

Past performance by our management team, senior special advisor and special advisor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s, senior special advisor’s and special advisor’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors, senior special advisor and special advisor and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors, senior special advisor and special advisor. We believe that our success depends on the continued service of our executive officers and directors, senior special advisor and special advisor, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers, senior special advisor or special advisor. The unexpected loss of the services of one or more of our directors or executive officers, senior special advisor or special advisor could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, and our officers and directors may become an officer or a director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In June 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In February 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after this offering (excluding the placement shares). The founder shares will be worthless if we do not complete an initial business combination. Our sponsor has agreed to purchase an aggregate of 895,000 placement units at a price of $10.00 per unit (or up to 1,003,000 placement units if the overallotment option is exercised in full), for an aggregate purchase price of $8,950,000 (or up to $10,030,000 if the overallotment option is exercised in full). Each placement unit consists of one share of Class A common stock and one fifth of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.002 per founder share. As a result of this low initial price, our sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, our sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the placement shares and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent units and its underlying securities issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units have been approved for listing on Nasdaq. We expect that our units will be listed on Nasdaq on or promptly after the date of this prospectus. Following the date the shares of our Class A common stock and warrants are eligible to trade separately, we anticipate that the shares of our Class A common stock and warrants will be separately listed on Nasdaq. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of this offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after this offering, there will be 163,105,000 and 9,650,000 (assuming, in each case, that the underwriters have not exercised their over-allotment option) authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. Immediately after the consummation of this offering, there will be no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock to redeem the warrants as described in “Description of Securities — Redeemable Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in this offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in this offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis.

First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a cashless basis. In the event of an exercise on a cashless basis in the circumstances described above, a holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (i) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) of shares of Class A common stock by (y) the fair market value and (ii) 0.361 share of Class A common stock per warrant (subject to adjustment). The “fair market value” means the volume-weighted average price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

Second, if we call the public warrants for redemption in the circumstances described in “Description of Securities — Redeemable Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00,” holders will generally be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to the table set forth under “Description of Securities — Redeemable Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” based on the redemption date and the “fair market value” of our Class A common stock. In no event will the warrants be exercisable under these circumstances for more than 0.361 shares of Class A common stock per warrant (subject to adjustment). The “fair market value” means the volume-weighted average price of the Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants.

Any cashless exercise must be made in accordance with Section 3(a)(9) of the Securities Act or another exemption. If this exemption, or another exemption is not available, holders will not be able to exercise their warrants on a cashless basis.

In the case of any cashless exercise, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement, our initial stockholders and their permitted transferees can demand that we register the resale of their placement warrants, the shares of Class A common stock issuable upon exercise of the placement warrants, the shares of Class A common stock issuable upon conversion of the founder shares, and the shares of Class A common stock included in the placement units and holders of units that may be issued upon conversion of working capital loans may demand that we register such Class A common stock, warrants or the Class A common stock issuable upon exercise of such units and warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in this offering or thereafter in the open market); provided that any amendment that solely affects the terms of the placement warrants or any provision of the warrant agreement solely with respect to the placement warrants will also require at least a majority of the then outstanding placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of this offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who will collectively beneficially own approximately 21.6% of our common stock upon the closing of this offering (including the placement shares and assuming they do not purchase any units in this offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Since only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

After completion of this offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing the initial public offering, our initial stockholders own shares representing approximately 21.6% of our issued and outstanding shares of common stock (including the placement shares and assuming they did not purchase any units in initial public offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in this offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our sponsor paid an aggregate of $25,000, or approximately $0.002 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class B common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after this offering constitutes the dilution to you and the other investors in this offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of this offering, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 95.7% (or $9.57 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share of $0.43 and the initial offering price of $10.00 per unit. In addition, because of the anti-dilution rights of the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants and (b) all other modifications or amendments require the vote or written consent of at least a majority of the then outstanding public warrants and, any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants (but not placement warrants so long as they are held by the sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right even if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws. However, we will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem outstanding warrants (including, in certain cases, the placement warrants) after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sales price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock to be determined based on the redemption date and the fair market value of our Class A common stock. Please see “Description of Securities — Redeemable Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 8,280,000 shares of our Class A common stock as part of the units sold in the initial public offering, and we issued an aggregate of 200,600 placement warrants. Our initial stockholders currently own an aggregate of 10,350,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The placement warrants included in the placement units are identical to the warrants sold as part of the units in this offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us (except for a number of shares of Class A common stock as described under “Description of Securities — Redeemable Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one fifth of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one fifth of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least five units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one fifth of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to financial technology businesses.

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

●	Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to financial technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceed $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066. Such facility is provided by First Capital group, LLC (an affiliate of our sponsor) for a monthly charge of $10,000. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “TBCPU,” “TBCP” and “TBCPW”, respectively. Our units commenced public trading on February 10, 2021, and our Class A common stock and warrants commenced public trading on March 29, 2021.

(b)	Holders

On March 29, 2022, there were 2 holders of record of our units, 1 holder of record of our Class A common stock and 1 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Capital Partners III Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of our common stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of our Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, we had $336,290 held outside the trust account that is available to us to fund our working capital requirements and $414,036,755 held inside the trust account.

Results of Operations

For the year ended December 31, 2021, we had net income of $72,832 and a loss from operations of $1,404,498. For the period from June 12, 2020 (date of inception) through December 31, 2020, we had a net loss of $29,371. Our entire activity from inception to December 31, 2021, was in preparation for our initial public offering. Since the consummation of our initial public offering through December 31, 2021, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

Prior to the consummation of our initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the sponsor, and a total of $100,000 of loans and advances by the sponsor.

On February 10, 2021, we consummated our initial public offering in which we sold 41,400,000 Units at a price of $10.00 per Unit generating gross proceeds of $414,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our initial public offering, we consummated the private placement of 1,003,000 private placement units, generating gross proceeds, before expenses, of $10,030,000. Each placement unit consists of one share of Class A common stock and one fifth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share,

In connection with our initial public offering, the Company incurred offering costs of $23,191,740 (including an underwriting fee of $8,280,000 and deferred underwriting commissions of $14,490,000). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering. A total of $414,000,000, comprised of $403,970,000 of the proceeds from the initial public offering and $10,030,000 of the proceeds of the private placement, was placed in a U.S.-based trust account, established for the benefit of our public stockholders. Prior to the closing of our initial public offering, the sponsor had made $100,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of March 31, 2021 or the completion of our initial public offering. The loans of $100,000 were fully repaid upon the consummation of our initial public offering on March 10, 2021.

As of December 31, 2021, we have available to us $336,290 of cash on our balance sheet and working capital deficit of $6,664,274. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, on March 25, 2022 the Company and TBCP III, LLC (the “Sponsor”) executed a promissory note to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not occur, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. No monies have been advanced under the note.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering, or $8,280,000. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $14,490,000 consisting of (i) 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement by and among the Company and Morgan Stanley & Co. LLC.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per share:

	For the Year Ended December 31, 2021		For the Period from June 12, 2020 (Date of Inception) through December 31, 2020
	Class A	Class B	Class B

Basic and diluted net loss per share
Numerator:
Allocation of net income (loss)	$57,162	$15,670	$(29,371)
Denominator:
Less:
Basic and diluted weighted average shares of common stock outstanding	37,756,096	10,350,000	10,350,000
Basic and diluted net loss per share	$0.00	$0.00	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021 and for the period from June 12, 2020 (inception) to December 31, 2020.

Shares subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the initial public offering and the sale of the placement units held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thunder Bridge Capital Partners III, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Thunder Bridge Capital Partners III, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2021 and the period from June 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from June 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania
March 29, 2022

THUNDER BRIDGE CAPITAL PARTNERS III INC.

BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$336,290	$25,000
Prepaid expenses	258,410	-
Total current assets	594,700	25,000
Other assets:
Deferred offering costs	-	120,000
Cash and marketable securities held in Trust Account	414,036,755	-
Total assets	$414,631,455	$145,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$211,474	$144,371
Warrant liability	7,047,500	-
Promissory note payable - related party	-	5,000
Total current liabilities	7,258,974	149,371
Deferred underwriting fee payable	14,490,000	-
Total liabilities	21,748,974	149,371

Commitments

Shares subject to possible redemption, 41,400,000 and 0, at December 31, 2021 and 2020, respectively, at redemption value	414,036,755	-

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 0 shares issued and outstanding (excluding 41,400,000 and 0 shares subject to possible redemption), at December 31, 2021 and 2020, respectively	100	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding at December 31, 2021 and 2020, respectively (1)	1,035	1,035
Additional paid in capital	-	23,965
Accumulated deficit	(21,155,409)	(29,371)
Total stockholders’ equity (deficit)	(21,154,274)	(4,371)
Total liabilities and stockholders’ equity (deficit)	$414,631,455	$145,000

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each share of Class B common stock on February 4, 2021.

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from June 12, 2020 (Date of Inception) through December 31, 2020

Formation costs and other operating expenses	1,404,498	29,371
Loss from operations	(1,404,498)	(29,371)
Other Income:
Interest income	36,755	-
Change in fair value of warrant liability	1,440,575	-
Net income (loss)	$72,832	$(29,371)

Weighted average shares outstanding Class A common stock	37,756,096	-
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$0.00
Weighted average shares outstanding Class B common stock	10,350,000	$10,350,000
Basic and diluted net income (loss) per share, Class B common stock	$0.00	$0.00

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - June 12, 2020 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to sponsor (1)	-	-	10,350,000	1,035	23,965	-	25,000
Net loss	-	-	-	-	-	(29,371)	(29,371)
Balance - December 31, 2020	-	-	10,350,000	1,035	23,965	(29,371)	(4,371)
Sale of 42,403,000 Units, net of underwriters discount, offering costs and warrant liabilities	42,403,000	4,240	-	-	392,809,780	-	392,814,020

Common Stock subject to redemption	(41,400,000)	(4,140)	-	-	(392,833,745)	(21,198,870)	(414,036,755)
Net income	-	-	-	-	-	72,832	72,832
	1,003,000	$100	10,350,000	$1,035	$-	$(21,155,409)	$(21,154,274)

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from June 12, 2020 (Date of Inception) through December 31, 2020

Cash flow from operating activities:
Net income (loss)	$72,832	$(29,371)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(36,755)	-
Change in fair value of warrant liability	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(258,410)	-
Accounts payable and accrued expenses	187,103	24,371
Net cash provided by (used in) operating activities	(35,230)	(5,000)

Cash flows from investing activities:
Investment of cash in Trust Account	(414,000,000)	-
Net cash used in financing activities	(414,000,000)	-

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	414,773,260	-
Proceeds from sale of Class B common stock	-	25,000
Payment of deferred offering costs	(421,740)	-
Proceeds from promissory note - related party	95,000	5,000
Repayment of promissory note - related party	(100,000)	-
Net cash provided by financing activities	414,346,520	30,000
Net change in cash	311,290	25,000
Cash at the beginning of the period	25,000	-
Cash at the end of the period	$336,290	$25,000

Supplemental schedule of noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$-	$120,000

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Thunder Bridge Capital Partners III Inc. (the “Company”) is a blank check company incorporated in Delaware on June 12, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period June 12, 2020 (inception) through December 31, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”) and subsequent to the completion of the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 10, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (“Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $414,000,000, which is described in Note 3.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash outside the Trust Account of $336,290 available for working capital needs. All remaining investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem shares of common stock. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

The Company anticipates that the $336,290 outside of the Trust Account as of December 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021 and for the period from June 12, 2020 (inception) to December 31, 2020.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, offering costs in the aggregate of $23,191,740 were recognized, $463,835 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses in the Statements of Operations, and $22,727,905 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were invested in a money market fund.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share of Common Stock (continued)

A reconciliation of net income (loss) per share of common stock is as follows:

	For the Year Ended December 31, 2021		For the Period from June 12, 2020 (Date of Inception) through December 31, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$57,162	$15,670	$(29,371)
Denominator:
Basic and diluted weighted average common stock outstanding	37,756,096	10,350,000	10,350,000
Basic and diluted net income (loss) per share	$0.00	$0.00	$0.00

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as follows:

On May 25, 2022, the Company executed the promissory note described in Note 5 to loan funds to the Company up to $1,500,000. No monies have been advanced under the note.

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

The Sponsor has agreed not to transfer, assign, or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities, or other property. Notwithstanding the foregoing, if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company had incurred and paid $110,000 for the year ended December 31, 2021. The Company did not incur any charges for the period from June 12, 2020 (date of inception) through December 31, 2020.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $220,000 for the year ended December 31, 2021. The Company did not incur any charges for the period from June 12, 2020 (date of inception) through December 31, 2020.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS (continued)

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

If and when the warrants become redeemable by the Company, it may exercise our redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws; provided, that the Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in our initial public offering.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger, or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants, except in the event of certain tender offers, as defined in the warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANT LIABILITY (continued)

The private placement warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the private placement warrants will and the Shares of Class A common stock issuable upon the exercise of the private placement warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (other than in the case the Public Warrants are redeemed for $0.10 as described above). If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At December 31, 2021, there were 8,280,000 whole public warrants and 206,000 private placement warrants outstanding with a fair value of $6,872,400 and $175,100, respectively.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 1,003,000 shares of Class A common stock issued or outstanding (excluding 41,400,000 Class A shares subject to possible redemption). At December 31, 2020 there were no shares of Class A common stock outstanding.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDER’S EQUITY (continued)

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of our Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At December 31, 2021 and 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law; provided that only holders of Class B common stock have the right to vote for the election of directors prior to the Company’s initial Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent units and its underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets: Cash and marketable securities held in Trust Account (1) Liabilities:	1	$414,036,755
Public Warrants (1)	1	$6,872,400
Private Placement Warrants (1)	2	175,100

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

Initial and Subsequent Measurement

The Company established the initial fair value for the Warrants on February 10, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation and Black-Scholes Merton formula for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

February 10,
Input	2021
Risk-free interest rate	74.00%
Expected term (years)	6.5
Expected Volatility	15%
Exercise Price	$11.50
Stock price	$9.80

The Company’s use of a Monte Carlo simulation and Black-Scholes Merton formula required the use of subjective assumptions:

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TBCPW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $7.047 million, based on the closing price of TBCP on that date of $9.76.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$-	$-	$-
Initial Measurement on February 10, 2021	208,075	8,280,000	8,488,075
Change in valuation inputs or other assumptions (1)(2)	(32,975)	(1,407,600)	(1,440,575)
Fair value as of December 31, 2021	$175,100	$6,872,400	$7,047,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Condensed Statement of Operations.

(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $208,000 during the period from February 10, 2021 through December 31, 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Gary A. Simanson	60	President, Chief Executive Officer and Director
William A. Houlihan	66	Chief Financial Officer
David E. Mangum	55	Director
Mary Anne Gillespie	68	Director
Robert Hartheimer	63	Director
Stewart J. Paperin	72	Director
Allerd D. Stikker	58	Director

Gary A. Simanson has been our President, Chief Executive Officer and Director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. In addition to serving in that capacity, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. Since 2020 he has been an executive officer and director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was an executive officer and director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4 billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2 billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank,Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. Mr. Simanson is well-qualified to serve as a member of our Board of Directors due to his extensive banking, f

William “Bill” A. Houlihan is our Chief Financial Officer. Since 2019 he has been an executive officer of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. He has served since 2012 as a director and audit committee chairman for Max Exchange, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of First Physicians Capital Group, or FPCG, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and Audit Committee Chairman of Lument Finance Trust (NYSE: LFT), a mortgage REIT. He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree Financial Partners, LP (PINX:TIPTL), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. He served from 2013 to 2014 as the chief financial officer for Amalgamated Bank, a privately owned bank. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, including UBS (NYSE:UBS), J.P. Morgan (NYSE:JPM), Keefe Bruyette & Woods, Bear Steams and Goldman Sachs (NYSE:GS). He also held several auditing and accounting positions from 1977 through 1981. In addition, he was licensed as a Certified Public Accountant, but his license is currently inactive. Since 2017, he has been an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

David E. Mangum has served as one of our directors since February 2021. Since 2019 he has been a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2014 until September 2018, he was President and Chief Operating Officer of Global Payments, Inc., (NYSE:GPN), a global payment technology and software company. During this time, he helped lead the transformation of the company from a payment processor to a technology services and software company; prior to this he served in increasingly senior roles at Global Payments, including as Senior Executive Vice President and Chief Financial Officer from 2011 to 2014 and Executive Vice President and Chief Financial Officer from 2008 to 2011. Before this, from 2007 to 2008, he served as Executive Vice President, Fiserv Corp. (NASDAQ:FISV), a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. During this time, Mr. Mangum co-led the strategic integration process of CheckFree Corporation into Fiserv Corp. Prior to this acquisition, Mr. Mangum had been Executive Vice President and Chief Financial Officer or CheckFree Corporation (NASDAQ:CKFR) from 2000 to 2007 and its Senior Vice President, Finance and Accounting, from 1999 to 2000. There, he helped direct finance and administrative activities including M&A, investor relations, internal audit and enterprise risk management. Mr. Mangum received his B.A. from Carleton College. We believe that Mr. Mangum is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry as well as broad operational and public company experience.

Mary Anne Gillespie has served as one of our directors since February 2021. Ms. Gillespie has been the Executive Vice President of Sales/Product Marketing at EIS Group, a provider of digital-ready, customer-centered core insurance systems, since 2015. Since 2019 she has been a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 she was an officer, and then a director, of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. She has 36 years of multichannel customer engagement experience. She has executed sales strategies and market growth in national and global territories for companies ranging from start-up to $9 billion in revenue across a broad range of industries. Ms. Gillespie previously served as Executive Vice President at TAS Group, a provider of software solutions for electronic money, payment systems, capital markets and ERP, from 2011 to 2012 and Vice President of Merchant Sales at PayPal (NASDAQ: PYPL) from 2007 to 2009. Prior to those positions, she was Vice President of Sales at Guidewire Software, a software publisher, from 2005 to 2007. Earlier, she worked in several roles at Oracle Corporation (NYSE:ORCL) leading to Senior Vice President of Sales. Ms. Gillespie received an M.B.A. degree from the University of New Hampshire and a B.A. degree from Saint Mary’s College in Notre Dame, Indiana. We believe that Ms. Gillespie is well-qualified to serve on our board because she brings to it her extensive experience sales, marketing and customer engagement.

Robert Hartheimer  has served as one of our directors since February 2021. Since 2019 he has been a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY), as a Director and Chairman of Repay’s Audit Committee. Mr. Hartheimer has been an Independent Director of CardWorks, a privately held consumer lender and credit card servicer since 2017. In 2020 Mr. Hartheimer became an Organizer and Director Nominee of Monzo US in its application for a US National Bank Charter. Monzo US is an affiliate of Monzo UK, a challenger bank with over 4 million banking customers. In addition to these board roles Mr. Hartheimer provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters, since 2008. Mr. Hartheimer was Co-Founder and Chief Regulatory Officer of CreditStacks aka Jasper, a fintech credit card originator from 2015-2020. From 2002 to 2008, Mr. Hartheimer was a Managing Director at Promontory Financial Group, a regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division. Mr. Hartheimer’s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer previously served on five Boards of directors: Lending Club Asset Management, an investment management subsidiary of Lending Club (NYSE: LC) from 2016 to 2019; Higher One Holdings (NYSE: ONE) a payments company from 2012 to 2016 where he served as Chairman of the Risk Committee; Sterling Financial Corporation and Sterling Bank (NASDAQ: STSA) a recapitalized regional bank in the State of Washington from 2010 to 2014; the three E*Trade Banks, where he served as Chairman of the Audit Committee for such bank subsidiaries for part of this tenure (NASDAQ: ETFC) from 2005 to 2008; and Merrick Bank, a Utah based credit card bank, from 1997 to 2003, where he served as Chairman of its Audit Committee. Mr. Hartheimer received his B.A. from Hamilton College and his M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Hartheimer is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Stewart J. Paperin has served as one of our directors since February 2021. Since 2019 he has been a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Paperin currently serves as the managing member of Leopard Rock Property Group, a real property development and investment firm located in Los Angeles and San Diego, California. Mr. Paperin served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, from 1996 to 2013, where he oversaw financial, administrative and economic development activities. From 1996 to 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and from 2005 to 2014, he served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services, which was controlled by Brooke Group, from 1988 to 1990. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1988 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation (NYSE: PEP) from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin has been a director of ARMOUR REIT since 2009. Mr. Paperin served as a member of Enterprise’s board of directors, ARMOUR’s predecessor from its inception in 2007 to its merger with ARMOUR in 2009. Mr. Paperin was also a director of JAVELIN from 2012 until the merger in 2016. Mr. Paperin also served as a member of the board of directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE MKT LLC: BTC). In May 2016, Mr. Paperin was named as a defendant in his capacity as a former director of JAVELIN, together with all other directors, in a consolidated class action filed in the Circuit Court for Baltimore City, Maryland, alleging, among other claims, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and waste in connection with JAVELIN’s merger with ARMOUR and related transactions (the “JAVELIN Transactions”). The plaintiffs in the case were seeking equitable relief, including, among other relief, to enjoin consummation of the JAVELIN Transactions, or rescind or unwind the JAVELIN Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On June 27, 2016, the defendants in the case filed a motion to dismiss the complaint for failing to state a claim upon which relief can be granted. A hearing was held on the motion on March 3, 2017. In the two year period since the hearing date, the court has not issued an order on the motion to dismiss. Mr. Paperin holds an M.S. in Management, and a B.A. in Economics Management from the State University of New York at Binghamton, and was awarded an Honorary Doctor of Humane Letters by the State University of New York. We believe that Mr. Paperin is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Allerd D. Stikker has served as one of our directors since February 2021. Since 2019 he has been a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Stikker started his career as a banking consultant in the United States. After moving back to Europe, he became active within the oil and gas sector and was subsequently employed in the financial services sector as Chief Financial Officer for IMC B.V. After a sabbatical period, he joined the BXR Group, an international private investment group, in 2008 as Chief Financial Officer with responsibility for its real estate division and served as Chief Operating Officer of BXR Group from 2011 until 2014. He was Chief Executive Officer of BXR Group from 2014 until 2018. Currently Mr. Stikker serves as advisor to BXR Group. During his tenure at BXR, Mr. Stikker served on numerous boards and in many occasions as chairman, such as Green Gas International, a methane processor, Advanced World Transport, a railway transporter in Eastern Europe, Tower Group A/S, a real estate investor in the German residential market and BXR Group BV, the entity within BXR that makes all major decisions. Mr. Stikker has an M.B.A. and a B.A. in Business Administration from George Washington University. We believe that Mr. Stikker is well-qualified to serve on our board due to his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Advisors

Peter “Pete” J. Kight has served as a senior special advisor to the Company since February 2021. Since 2019 he has been a senior special advisor of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as chairman of the board of directors. Mr. Kight has 34 years of industry experience. He has been an Angel Investor and Advisor to Commerce Ventures, a Silicon Valley based venture capital firm focused on investing in innovations in the retail and financial services industries, since 2012. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 – 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice chairman from 2007 to 2010). Mr. Kight joined the board of directors of Blackbaud (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, in 2014. Mr. Kight has served on the board of directors of Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, since 2012. Mr. Kight previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011 and Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017. Mr. Kight is also a member of the board of directors Urjanet, Inc., a data analytics company focused primarily on energy, utility, and financial transaction data, from 2016 to present. Mr. Kight is also a member of the board of directors of Bill.com (NYSE:BILL), a financial process automation company, from 2019 to present. From 2015 until 2018, he was a member of the board of directors of Insightpool, LLC, a marketing data analytics business focused on earned influence marketing analytics. He holds more than a dozen patents and publications for electronic banking and payment systems.

JAM Special Opportunity Ventures (“JSOV”) has served as a special advisor to the Company since February 2021. JSOV is an affiliate of Jacobs Asset Management (“JAM”), a registered investment advisor controlled by Seymour “Sy” Jacobs. Sy Jacobs is the founding and managing member of JAM, the management company of a hedge fund and private investment vehicles. Prior to founding JAM in 1995, Mr. Jacobs spent 12 years as a research analyst covering specialty financial services and bank stocks at Alex. Brown and Sons, Mabon Nugent, L.F. Rothschild and Co., and Salomon Brothers, Inc. He earned his Bachelor of Arts, magna cum laude, from the University of Michigan and his MBA at New York University. Mr. Jacobs also serves as Chairman Emeritus of Venture for America, a non-profit whose mission is to revitalize American cities and communities through entrepreneurship.

We currently expect our senior special advisor and special advisor to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, he will fulfill some of the same functions as our board members. Additionally, aside from payments to an affiliate for advisory services described elsewhere in this report, our senior special advisor has no employment or compensation arrangements with us. Moreover, our senior special advisor and our special advisor will not be under any fiduciary obligations to us nor will he perform board or committee functions, nor will he have any voting or decision-making capacity on our behalf. He will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our senior special advisor or special advisor becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

We currently have six (6) directors. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote for the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Paperin and Ms. Gillespie, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Stikker and Mangum, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Simanson and Hartheimer, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Hartheimer, Stikker and Paperin serve as members of our audit committee, and Mr. Hartheimer chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Hartheimer, Stikker and Paperin meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hartheimer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Mangum and Ms. Gillespie serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Mangum and Ms. Gillespie are independent and Ms. Gillespie chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support payments to an affiliate of our Chief Executive Officer $20,000 per month for advisory services related to our search for an initial business combination, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors, senior special advisor or special advisor or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Gillespie and Messrs. Hartheimer, Paperin, Stikker and Mangum. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the Board of Directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to an affiliate of our sponsor for office space, administrative and support services and the monthly payment of $20,000 to an affiliate of Chief Executive Officer for advisory services related to its search for and consummation of our initial business combination, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of Class B common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 42,403,000 shares of Class A common stock, which includes 41,400,000 shares of Class A common stock underlying the units sold in our initial public offering and 1,003,000 shares of Class A common stock underlying the placement units, and 10,350,000 shares of Class B outstanding as of March 29, 2022. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
TBCP III, LLC (our sponsor)(2)	—	—	10,350,000	100%	19.6%
Gary A. Simanson (2)	100,000	*	10,350,000	100%	19.8%
William A. Houlihan	—	—	—	—	—
David E. Mangum	—
Mary Anne Gillespie	—	—	—	—	—
Robert Hartheimer	—	—	—	—	—
Stewart J. Paperin	—	—	—	—	—
Allerd D. Stikker	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	100,000	*	10,350,000	100%	19.8%

Other 5% Stockholders
Weiss Asset Management LP (3)	2,974,907	7.02%	—	—	5.64%
Aristeia Capital, LLC (4)	2,211,300	5.21%	—	—	4.19%
Glazer Capital, LLC (5)	2,528,762	5.96%	—	—	4.79%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066.

2)	Mr. Simanson, our President and Chief Executive Officer, may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor, as its managing member. Mr. Simanson disclaims beneficial ownership of our common stock held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors is a member of our sponsor.

3)	According to a Schedule 13G filed with the SEC on February 4, 2022, Weiss Asset Management LP, WAM GP LLC, and Andrew M Weiss, Ph.D., beneficially own shares of Class A common stock. The business address for each reporting person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

4)	According to a Schedule 13G filed with the SEC on February 14, 2022, Aristeia Capital, LLC, beneficially own shares of Class A common stock. The business address for each reporting person is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

5)	According to a Schedule 13G filed with the SEC on February 14, 2022, Glazer Capital, LLC and Paul J. Glazer, beneficially own shares of Class A common stock. The business address for each reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

The table above does not include the common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 26, 2020, the Company issued an aggregate of 8,625,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In February 2021, we effected a stock dividend of 0.2 shares for each Founder Share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 Founder Shares. The Founder Shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our initial public offering.

In February 2021, our sponsor purchased an aggregate of 1,003,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $10,030,000 simultaneously with the closing of our initial public offering. Each placement unit is identical to the units offered in the initial public offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to placement shares or placement warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

In February 2021, our Chief Executive Officer purchased 100,000 units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 as part of our initial public offering.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with First Capital Group, LLC, an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services.

We have entered into an Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which the Company will pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our Chief Executive Officer will be paid a total of $480,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor loaned us an aggregate of $100,000 to us under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton LLP, or GT, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees of GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period for the year ended December 31 2021 and from June 12, 2020 (date of inception) to December 31, 2020 totaled approximately $10,500 and $26,250, respectively. The aggregate fees of GT related to audit services in connection with our initial public offering totaled approximately $26,250. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and for the period from June 12, 2020 (date of inception) to December 31, 2020 we did not pay GT any audit-related fees.

Tax Fees. We did not pay GT for tax services, planning or advice for the year ended December 31, 2021 and for the period from June 12, 2020 (date of inception) to December 31, 2020.

All Other Fees. We did not pay GT for other services for the year ended December 31, 2021 and for the period from June 12, 2020 (date of inception) to December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the deminimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements F-1 to F-20

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 4, 2021, by and between the Company and Morgan Stanley & Co, LLC (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate. (4)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 4, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. (1)
10.1	Promissory Note, dated as of June 12, 2020, issued to TBCP III,LLC (3)
10.2	Letter Agreement, dated February 4, 2021, by and among the Company, its officers, directors and TBCP III,LLC (1)
10.3	Investment Management Trust Account Agreement, dated February 4, 2021, by and between Continental Stock Transfer & Trust Company, as trustee, and the Company. (1)
10.4	Registration Rights Agreement, dated February 4, 2021, by and among the Company, TBCP III, LLC and the holders party thereto. (1)
10.5	Securities Subscription Agreement, dated June 12, 2020, by and between the Company and TBCP III, LLC (3)
10.6	Private Placement Unit Purchase Agreement, dated February 4, 2021, by and between the Company and TBCP III, LLC (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Administrative Services Agreement, dated February 4, 2021, by and between the Company and First Capital Group, LLC. (1)
10.9	Advisory Services Agreement, dated February 4, 2021, by and between the Company and Thunder Bridge Capital, LLC. (1)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 10, 2021.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 26, 2021.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on January 15, 2021.

(4)	Incorporate by reference to the Company’s Form S-1/A, filed with the SEC on February 2, 2021.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022	Thunder Bridge Capital Partners III Inc.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	March 29, 2022
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	March 29, 2022
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	March 29, 2022
David E. Mangum

/s/ Robert Hartheimer	Director	March 29, 2022
Robert Hartheimer

/s/ Stewart J. Paperin	Director	March 29, 2022
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	March 29, 2022
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	March 29, 2022
Mary Anne Gillespie