Form 10-Q
period 2022-03-31
Thunder Bridge Capital Partners III Inc.
filed 2022-05-12
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39998

THUNDER BRIDGE CAPITAL PARTNERS III INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1445798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9912 Georgetown Pike Suite D203 Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 431-0507

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 12, 2022, there were 42,403,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A common stock”) and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B common stock”).

THUNDER BRIDGE CAPITAL PARTNERS III INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$148,830	$336,290
Prepaid expenses	210,061	258,410
Total current assets	358,891	594,700
Other assets:
Cash and marketable securities held in Trust Account	414,073,664	414,036,755
Total assets	$414,432,555	$414,631,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$265,725	$211,474
Warrant liability	4,328,441	7,047,500
Total current liabilities	4,594,166	7,258,974
Deferred underwriting fee payable	14,490,000	14,490,000
Total liabilities	19,084,166	21,748,974

Commitments
Shares subject to possible redemption, 41,400,000 and 41,400,000, at March 31, 2022 and December 31, 2021, respectively, at redemption value	414,073,664	414,036,755

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 1,003,000 shares issued and outstanding (excluding 41,400,000 and 41,400,000 shares subject to possible redemption), at March 31, 2022 and December 31, 2021, respectively	100	100
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid in capital	-	-
Accumulated deficit	(18,726,410)	(21,155,409)
Total stockholders’ equity (deficit)	(18,725,275)	(21,154,274)
Total liabilities and stockholders’ equity (deficit)	$414,432,555	$414,631,455

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Formation costs and other operating expenses	$290,060	$123,291
Loss from operations	(290,060)	(123,291)
Other Income:
Interest income	36,909	5,558
Change in fair value of warrant liability	2,719,059	(464,141)
Net income (loss)	$2,465,908	$(581,874)
Weighted average shares outstanding Class A common stock	42,403,000	42,403,000
Basic and diluted income (loss) per share, Class A common stock	$0.05	$(0.01)

Weighted average shares outstanding Class B common stock (1)	10,350,000	10,350,000
Basic and diluted income (loss) per share, Class B common stock	$0.05	$(0.01)

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(29,371)	$(4,371)
Sale of 42,403,000 Units, net of
underwriters discount, offering
costs and warrant liabilities	42,403,000	4,240	-	-	392,809,780	-	392,814,020
Common Stock subject to redemptions	(41,400,000)	(4,140)	-	-	(392,833,745)	(21,167,673)	(414,005,558)
Net loss	-	-	-	-	-	(581,874)	(581,874)
Balance - March 31, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(21,778,918)	$(21,777,783)
Balance - December 31, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(21,155,409)	$(21,154,274)
Common Stock subject to redemption	-	-	-	-	-	(36,909)	(36,909)
Net income	-	-	-	-	-	2,465,908	2,465,908
Balance – March 31, 2022	1,003,000	$100	10,350,000	$1,035	$-	$(18,726,410)	$(18,725,275)

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each share of Class B common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flow from operating activities:
Net income (loss)	$2,465,908	$(581,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(36,909)	(5,558)
Change in fair value of warrant liability	(2,719,059)	464,141
Changes in operating assets and liabilities:
Prepaid expenses	48,349	(437,508)
Accounts payable and accrued expenses	54,251	(19,102)
Net cash used in operating activities	(187,460)	(579,901)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(414,000,000)
Net cash used in financing activities	-	(414,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	407,731,318
Proceeds from sale of warrants	-	8,024,240
Payment of deferred offering costs	-	(421,740)
Proceeds from promissory note - related party	-	95,000
Repayment of promissory note - related party	-	(100,000)
Net cash provided by financing activities	-	415,328,818

Net change in cash	(187,460)	748,917
Cash at the beginning of the period	336,290	25,000
Cash at the end of the period	$148,830	$773,917

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period June 12, 2020 (inception) through March 31, 2022 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 10, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (“Units” and, with respect to the Class A common shares included in the Units offered, the “Public Shares”), generating gross proceeds of $414,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,003,000 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP III, LLC (the “Sponsor”), generating gross proceeds of $10,030,000 (the “Private Placement”), which is described in Note 4.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5), the common stock included in the Private Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

If the Company is unable to complete a Business Combination by February 10, 2023, 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) and the Private Placement Units, consisting of private placement shares and the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.

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

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and 2021.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Cash Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in a money market fund.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). We have two classes of shares, which are referred to as “Class A common stock” and “Class B common stock”. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants (as defined in Note 3) issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share (continued)

A reconciliation of net income (loss) per common share is as follows:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,982,103	$483,805	$(467712)	$(114,162)
Denominator:
Basic and diluted weighted average common shares outstanding	42,403,000	10,350,000	42,403,000	10,350,000
Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.01)	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 26, 2020, the Company issued an aggregate of 8,625,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In February 2021, we effected a stock dividend of 0.2 shares for each Founder Share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 Founder Shares. The Founder Shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Due to the underwriters exercising their over-allotment option in full, no Founder Shares are currently subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a Working Capital Loan in the form of a promissory note to the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). No monies have been advanced under the Promissory Note. There were no borrowings under the Promissory Note at March 31, 2022.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $30,000 and $20,000 for the three months ended March 31, 2022 and 2021, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of our Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 and $40,000 for the three months ended March 31, 2022 and 2021, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. WARRANT LIABILITY (continued)

If and when the warrants become redeemable by the Company, it may exercise our redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws; provided, that the Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in the Initial Public Offering.

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

At March 31, 2022, there were 8,280,000 whole public warrants and 200,600 Private Placement Warrants outstanding with a fair value of $4,222,800 and $105,641, respectively. At December 31, 2021, there were 8,280,000 whole Public Warrants and 206,000 Private Placement Warrants outstanding with a fair value of $6,872,400 and $175,100, respectively.

The Company accounts for the 8,280,000 warrants issued in connection with the Initial Public Offering and the 200,600 Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815-40 “Derivatives and Hedging-Contract in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. WARRANT LIABILITY (continued)

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,003,000 shares of Class A common stock issued or outstanding (excluding 41,400,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of our Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At March 31, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law; provided that only holders of Class B common stock have the right to vote for the election of directors prior to the Company’s initial Business Combination.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2022
Liabilities:
Public Warrants	1	$4,222,800
Private Placement Warrants	2	105,641

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Initial Measurement (continued)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

February 10,
Input	2021
Risk-free interest rate	74.00%
Expected term (years)	6.5
Expected Volatility	15%
Exercise Price	$11.50
Stock price	$9.80

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.5 year yield the yield on the U.S. Treasury notes as of the valuation date that matched the time period to de-SPAC as of each valuation date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on management’s estimated time to de-SPAC as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one share of Class A common stock and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker “TBCP”. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On February 10, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.57 per warrant for aggregate values of $12.6 million and $31.6 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “TBCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $4.3 million, based on the closing price of TBCP on that date of $9.82.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Subsequent Measurement (continued)

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2022	$175,100	$6,872,400	$7,047,500
Change in valuation inputs or other assumptions (1)	(69,459)	(2,649,600)	(2,719,059)
Fair value as of March 31, 2022	$105,641	$4,328,441	$4,328,441

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Condensed Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Capital Partners III Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 ( this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company incorporated as a Delaware corporation for the purpose of effecting a Business Combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had net income of $2,465,908, which consists of formation costs and operating costs of $290,060, interest income of $36,909 on monies held in our Trust Account, and income related to the change in the fair value of the warrant liability of $2,719,059.

For the three months ended March 31, 2021, we had a net loss of $581,874 , which consists of formation costs and operating costs of $123,291, respectively, and interest income of $5,558 on monies held in our Trust Account, and an expense related to the change in the fair value of the warrant liability of $464,141 for the three months ended March 31, 2021.

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

Transaction costs of the Initial Public Offering amounted to $23,191,740 consisting of underwriting fees of $8,280,000 and deferred underwriting fees of $14,490,000 and $421,740 of other costs. $463,835 of the total underwriting costs were expensed in connection with the warrant liability and the balance was charged to equity.

As of March 31, 2022, we have available to us $148,830 of cash on our balance sheet and a working capital deficit of $4,235,275. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. On March 25, 2022, the Company executed the Promissory Note, a Working Capital Loan in the form of a promissory note to the Sponsor to loan funds to the Company up to $1,500,000. No monies have been advanced under the note. There were no borrowings under the Promissory Note at March 31, 2022.

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

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of ASC 260.  We have two classes of shares, which are referred to as “Class A common stock” and “Class B common stock”. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

A reconciliation of net income (loss) per common share is as follows:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,982,103	$483,805	$(467712)	$(114,162)
Denominator:
Basic and diluted weighted average common shares outstanding	42,403,000	10,350,000	42,403,000	10,350,000
Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.01)	$(0.01)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480.  Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, shares of common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on September 12, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report , except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus dated February 4, 2021 filed with the SEC or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 17, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in Business Combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a Business Combination on acceptable commercial terms or at all.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 17, 2021. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Company’s final prospectus related to the Initial Public Offering, dated February 4, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

We issued the Promissory Note, an unsecured promissory note, dated March 25, 2022, in the amount of up to $1,500,000, to our Sponsor. The proceeds of the Promissory Note will be used for costs in connection with our initial Business Combination or as general working capital. The Promissory Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial Business Combination is consummated and (ii) the date that the winding up of the Company is effective.

A Copy of the Promissory Note is attached as Exhibit 10.1 to this Report and is incorporated herein by reference. The disclosure set forth in this Item 5 is intended to be a summary only and is qualified in its entirety by reference to the Promissory Note.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1*	Promissory Note issued to TBCP III, LLC on March 25, 2022.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

Date: May 12, 2022	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)