Form 10-Q
period 2022-06-30
Thunder Bridge Capital Partners III Inc.
filed 2022-08-12
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 42,403,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A common stock”) and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B common stock”).

THUNDER BRIDGE CAPITAL PARTNERS III INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$7,291	$336,290
Prepaid expenses	150,045	258,410
Total current assets	157,336	594,700
Other assets:
Cash and marketable securities held in Trust Account	414,444,627	414,036,755
Total assets	$414,601,963	$414,631,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$11,403	$211,474
Warrant liability	1,782,865	7,047,500
Promissory note payable - related party, at fair value	220,000	-
Total current liabilities	2,014,268	7,258,974
Deferred underwriting fee payable	14,490,000	14,490,000
Total liabilities	16,504,268	21,748,974
Commitments
Shares subject to possible redemption, 41,400,000 and 41,400,000, at June 30, 2022 and December 31, 2021, respectively, at redemption value	414,444,627	414,036,755

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 0 shares issued and outstanding (excluding 41,400,000 and 0 shares subject to possible redemption), at June 30, 2022 and December 31, 2021, respectively	100	100
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,035	1,035
Additional paid in capital	-	-
Accumulated deficit	(16,348,067)	(21,155,409)
Total stockholders’ equity (deficit)	(16,346,932)	(21,154,274)
Total liabilities and stockholders’ equity (deficit)	$414,601,963	$414,631,455

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation costs and other operating expenses	$322,054	$185,469	612,114	308,760
Loss from operations	(322,054)	(185,469)	(612,114)	(308,760)
Other income:
Interest income	525,784	10,323	562,693	15,881
Change in fair value of warrant liability	2,545,576	(2,975,959)	5,264,635	(3,440,100)
Net income (loss)	$2,749,306	$(3,151,105)	$5,215,214	$(3,732,979)

Weighted average shares outstanding Class A common stock	42,403,000	42,403,000	42,403,000	33,032,171

Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.06)	$0.10	$(0.09)

Weighted average shares outstanding Class B common stock	10,350,000	10,350,000	$10,350,000	10,350,000

Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.06)	$0.10	$(0.09)

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each Class B Common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2020	-	$-	1,030,350	$1,035	$23,965	$(29,371)	$(4,371)

Sale of 42,403,000 Units, net of underwriters discount, offering costs and warrant liabilities	42,403,000	4,240	-	-	392,809,780	-	392,814,020

Common Stock subject to redemption	(41,400,000)	(4,140)	-	-	(392,833,745)	(21,167,673)	(414,005,558)
Net loss	-	-	-	-	-	(581,874)	(581,874)
Balance – March 31, 2021	1,003,000	100	1,030,350	1,035	-	(21,778,918)	(21,777,783)

Common Stock subject to redemption	-	-	-	-	-	(10,323)	(10,323)
Net loss	-	-	-	-	-	(3,151,105)	(3,151,105)
Balance – June 30, 2021	1,003,000	$100	1,030,350	$1,035	$-	$(24,940,346)	$(24,939,211)

Balance - December 31, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(21,155,409)	$(21,154,274)

Common Stock subject to redemption	-	-	-	-	-	(36,909)	(36,909)
Net income	-	-	-	-	-	2,465,908	2,465,908
Balance - March 31, 2022	1,003,000	100	10,350,000	1,035	-	(18,726,410)	(18,725,275)

Common Stock subject to redemption	-	-	-	-	-	(370,963)	(370,963)
Net income	-	-	-	-	-	2,749,306	2,749,306
Balance - June 30, 2022	1,003,000	$100	10,350,000	$1,035	$-	$(16,348,067)	$(16,346,932)

(1)	The shares and the associated amounts have been retroactively restated to reflect the stock dividend of .2 shares for each share of Class B common stock on February 4, 2021.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$5,215,214	$(3,732,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(407,872)	(15,881)
Change in fair value of warrant liability	(5,264,635)	3,440,100
Changes in operating assets and liabilities:
Prepaid expenses	108,365	(481,570)
Accounts payable and accrued expenses	(200,071)	(20,486)
Net cash provided by (used in) operating activities	(548,999)	(810,816)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(414,000,000)
Net cash used in investing activities	-	(414,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	407,725,760
Proceeds for sale of warrants	-	8,024,240
Payment of deferred offering costs	-	(421,740)
Proceeds from promissory note - related party	220,000	95,000
Repayment of promissory note - related party	-	(100,000)
Net cash provided by financing activities	220,000	415,323,260
Net change in cash	(328,999)	512,444
Cash at the beginning of the period	336,290	25,000
Cash at the end of the period	$7,291	$537,444

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period June 12, 2020 (inception) through June 30, 2022 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 10, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $414,000,000, which is described in Note 3.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2022 and 2021.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Cash Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in a money market fund.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share of Common Stock (continued)

A reconciliation of net income (loss) per share of common stock is as follows:

	For the Three Months Ended		For the Three Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$2,209,899	$539,407	$(2,532,866)	$(618,239)	$(2,842,375)	$(890,604)	$4,192,003	$1,023,211
Denominator:
Basic and diluted weighted average common shares outstanding	42,403,000	10,350,000	42,403,000	10,350,000	33,032,171	10,350,000	42,403,000	10,350,000
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$0.10	$0.10

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $7,291 in the operating bank account and a working capital deficit of $1,856,932.

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 3), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 3). The Company repaid the Note in full on March 3, 2021. After closing the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account. On March 25, 2022, the Company executed a Working Capital Loan in the form of a promissory note to the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At June 30, 2022 there was $220,000 outstanding under the Promissory Note.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 10, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a Working Capital Loan in the form of a promissory note to the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At June 30, 2022 there was $220,000 outstanding under the Promissory Note.

The Working Capital Loan was accounted for using the fair value method. The fair value of the Working Capital Loan as of June 30, 2022 was $200,000, with changes in fair value recorded to the statements of operations. For the three and six months ended June 30, 2022, there were no changes in fair value recorded to the statements of operations.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $60,000 and $50,000 for the six months ended June 30, 2022 and 2021, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of our Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $90,000 and $70,000 for the six months ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022, there were 8,280,000 whole Public Warrants and 200,600 Private Placement Warrants outstanding with a fair value of $1,738,800 and $44,065, respectively. At December 31, 2021, there were 8,280,000 whole Public Warrants and 206,000 Private Placement Warrants outstanding with a fair value of $6,872,400 and $175,100, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,003,000 shares of Class A common stock issued or outstanding (excluding 41,400,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of our Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At June 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account (1)	1	$414,444,627	$414,036,755

Liabilities:
Public Warrants	1	1,738,800	6,872,400
Private Placement Warrants	1	44,065	175,100
Promissory note payable – related party, at fair value	3	220,000	-

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

THUNDER BRIDGE CAPITAL PARTNERS III INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Initial Measurement (continued)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

February 10,
Input	2021
Risk-free interest rate	0.74%
Expected term (years)	6.5
Expected Volatility	14.5%
Exercise Price	$11.50
Stock price	$9.80

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.5 year yield the yield on the U.S. Treasury notes as of the valuation date that matched the time period to de-SPAC as of each valuation date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on management’s estimated time to de-SPAC as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one share of Class A common stock and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker “TBCP”. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On February 10, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.57 per warrant for aggregate values of $12.6 million and $31.6 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “TBCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at the subsequent measurement date:

June 30,
Input	2022
Risk-free interest rate	3.01%
Expected term (years)	5.10
Expected Volatility	2.7%
Exercise Price	$11.50
Stock price	$9.81

As of June 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.8 million, based on the closing price of TBCP on that date of $9.81.

THUNDER BRIDGE CAPITAL PARTNERS III INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Subsequent Measurement (continued)

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2022	$175,100	$6,872,400	$7,047,500
Change in valuation inputs or other assumptions (1)	(131,035)	(5,133,600)	(5,264,635)
Fair value as of June 30, 2022	$44,065	$1,738,800	$1,782,865

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Condensed Statement of Operations.

The following table present the changes in fair value of the Level 3 Working Capital Loan- related party:

Fair value as of December 31, 2021	$-
Proceeds received through Working Capital Loan - Related Party	220,000
Change in fair value	-
Fair value as of June 30, 2022	$220,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2022 for the Working Capital Loan

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Capital Partners III Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

The issuance of additional share of common stock in a Business Combination:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three and six months ended June 30, 2022, we had net income of $2,749,306 and $5,215,214. The net income consisted of formation and operating costs of $185,469 and $612,114, interest income of $525,784 and $562,693 and income from the change in fair value of our warrant liability of ($2,545,576) and ($5,264,635), respectively. For three and six months ended June 30, 2021, we had net loss of $3,151,105 and $3,732,979 which consisted of formation costs and operating costs.

For the three and six months ended June 30, 2021, we had a net loss of $3,151,105 and $3,732,979, which consisted of formation costs and operating costs of $185,469 and 307,760, respectively, and interest income of $10,323 and $15,881 on monies held in our Trust Account, and an expense related to the change in the fair value of the warrant liability of $2,975,959 and $3,440,100.

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

As of June 30, 2022, we have available to us $7,291 of cash on our balance sheet and a working capital deficit of $1,856,932. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issued to the Sponsor. On March 25, 2022, the Company executed a Working Capital Loan in the form of a promissory note to the Sponsor to loan funds to the Company up to $1,500,000. There were $220,000 of borrowings under the Promissory Note at June 30, 2022.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

A reconciliation of net income (loss) per share of common stock is as follows:

	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2021		June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$2,209,899	$539,407	$(2,532,866)	$(618,239)	$(2,842,375)	$(890,604)	$4,192,003	$1,023,211
Denominator:

Basic and diluted weighted average common shares outstanding	42,403,000	10,350,000	42,403,000	10,350,000	33,032,171	10,350,000	42,403,000	10,350,000
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$0.10	$0.10

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

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480.  Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, shares of common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on September 12, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our (i) final prospectus dated February 4, 2021 filed with the SEC, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC and Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2022 and March 31, 2021 filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rule would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its Business Combination within 24 months after such date.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, if we are deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

None.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

Date: August 12, 2022	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)