Form 10-K
period 2022-12-31
Thunder Bridge Capital Partners III Inc.
filed 2023-03-31
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-39998

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, equal to 41,200,000 on June 30, 2022, computed by reference to the closing price for the Class A common stock on June 30, 2022 as reported on the Nasdaq Capital Market, was $404.172 million.

As of March 31, 2023, there were 2,100,741 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares paid by our sponsor (as defined below), certain members of our team as well as institutional and professional accredited investors pursuant to forward purchase arrangements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to uncertainty resulting from the COVID-19 global pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Additional Payment” are to the additional redemption payment made by Continental (as defined below) to the Redeeming Stockholders (as defined below) at a rate of $0.02841302 per share in connection with the Extension Special Meeting (as defined below);

●	“amended and restated articles of incorporation” are to the articles of incorporation of the Company (as defined below), as amended on January 8, 2021, February 4, 2021 and December 16, 2022;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the period from the closing of the initial public offering (as defined below) to August 10, 2023, or such earlier date as determined by the board, that the Company has to consummate an initial business combination;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“Company,” “our Company,” “we,” or “us,” are to Thunder Bridge Capital Partners III, Inc., a company incorporated in Delaware;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to the extension of the date by which we must consummate our initial business combination, from February 10, 2023 to August 10, 2023 at the Extension Special Meeting;

●	“Extension Special Meeting” are to the 2022 special meeting of stockholders held on December 16, 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FinTech” are collectively to businesses that provide data processing, storage and transmission services, data bases and payment services, fraud detection, data analysis or verification, client or customer interface, or have adopted operations in the financial services industry that are more technologically driven than the operational platforms of the legacy operators;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and share capitalization prior to our initial public offering and which are currently held by our sponsor (which shares may be transferred to permitted transferees from time to time) and shares of the Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GT” are to Grant Thornton LLP, our independent registered public accounting firm;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 10, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“JSOV” are to JAM Special Opportunity Ventures, our special advisor, and an affiliate of Jacobs Asset Management;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“Overpayment Amount” are to the $0.02683921 per share the Redeeming Stockholders were overpaid in connection with the Extension Special Meeting;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement shares” are to the shares of our Class A common stock included within the placement units (as defined below) purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-fifth of one placement warrant;

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;

●	“private placement” are to the private placement of 865,000 placement units at a price of $10.00 per unit, which occurred simultaneously with the closing of our initial public offering;

●	“Promissory Note” are to the promissory note with respect to the Working Capital Loan (as defined below) the sponsor made to us on March 25, 2022;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 15, 2021, as amended, and declared effective on February 4, 2021 (File No. 333-252109);

●	“Redeeming Stockholders” are to the stockholders holding 40,302,259 public shares who exercised their right to redeem their shares for a pro rata portion of the funds in the trust account in connection with the Extension Special Meeting;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to TBCP III, LLC, a Delaware limited liability company;

●

“trust account” are to the U.S.-based trust account in which an amount of $414,000,000 from the net proceeds of the sale of the units in the initial public offering and the placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-fifth of one public warrant;

●

“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees; and

●

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business.

General

We are a blank check company incorporated as a Delaware corporation on June 12, 2020, for the purpose of effecting a business combination. We have not selected any specific business combination target, have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

Initial Public Offering

On February 10, 2021, we consummated our initial public offering of 41,400,000 units. Each unit consists of one share of Class A common stock, and one-fifth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at $11.50 per whole share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $414,000,000. Simultaneously with the initial public offering, the sponsor purchased an aggregate of 1,003,000 placement units at $10.00 per unit, generating gross proceeds of $10,030,000.

A total of $414,000,000 of the net proceeds from our initial public offering and the private placement were deposited in the trust account.

Extension of Our Combination Period

We originally had up to 24 months from the closing of our initial public offering, or until February 10, 2023, to consummate an initial business combination. However, at the Extension Special Meeting held on December 16, 2022, our stockholders approved an amendment to the articles of incorporation to extend the end of the Combination Period from February 10, 2023 to August 10, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Special Meeting, the Redeeming Stockholders, holding 40,302,259 public shares, exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. Following the redemptions, as of December 31, 2022, we had 1,097,741 public shares outstanding.

In connection with the Extension Special Meeting, on December 30, 2022, an initial redemption payment was made by Continental, as trustee of the trust account, to the Redeeming Stockholders at a rate of $10.10 per share and, on January 11, 2023, Continental made the Additional Payment to the Redeeming Stockholders at a rate of $0.02841302 per share, for a total redemption payment per share of $10.12841302. It was later determined that we did not withdraw all of the interest from the trust account that we were allowed to withdraw to cover income and franchise taxes and, therefore, the Additional Payment should have been $0.00157381 per share, for a total redemption payment of $10.10157381 per share. This meant that the Redeeming Stockholders were overpaid the Overpayment Amount of $0.02683921 per share.

The Redeeming Stockholders are in the process of being notified of this situation and are being instructed to return the Overpayment Amount to Continental. To date, we have recovered substantially all of the Overpayment Amount.

Objective and Business Opportunity

Since our initial public offering in February 2021, we have concentrated our efforts in identifying businesses in the financial services industry, including asset and wealth management, lending and leasing, and businesses providing financial technological services to, or operating in, the financial services industry. We have placed a particular emphasis on FinTech businesses. We are not, however, required to complete our initial business combination with a financial services or financial technology business and, as a result, we may pursue a business combination outside of that industry. We are seeking to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial enhancement or redirection to maximize value. We do not intend to acquire start-up or other early-stage companies, companies with speculative business plans or companies that are excessively leveraged.

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

Business Strategy

We seek to capitalize on the significant financial services, asset and fund management, financial technology and banking experience, private and public equity experience, and contacts of our (i) management team, including Gary Simanson, our President and Chief Executive Officer and a Director, William Houlihan, our Chief Financial Officer,  David E. Mangum, a Director, Mary Ann Gillespie, a Director, Robert Hartheimer, a Director, Stewart Paperin, a Director, Allerd Derk Stikker, a Director, (ii) Pete Kight, our senior special advisor and (iii) JSOV, our special advisor, to identify, evaluate, acquire and operate a target business. If we elect to pursue an investment outside of the financial services or FinTech industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire. Members of our management team, senior special advisor and special advisor have extensive experience in the financial services industry, the financial technology industry, the asset and wealth management industry, as well as extensive experience in operating financial services companies in a public company environment and a private company environment, serving on both public and private company boards of directors, including financial institutions and FinTech companies, strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital, as well as mergers and acquisitions in the financial services industry.

We believe that potential sellers of target businesses view the fact that members of our management team and our senior special advisor have successfully closed business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, with respect to the foregoing examples, past performance of our management team, senior special advisor, and special advisor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team, senior special advisor, and special advisor as indicative of our future performance. Our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. Additionally, in the course of their respective careers, members of our management team, senior special advisor, and special advisor have been involved in businesses and deals that were unsuccessful.

Our officers are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not have an employment agreement with any of our officers.

We identified the following criteria that we have used and intend to continue to use in evaluating business combination opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Any particular business combination opportunity which we ultimately determine to pursue may meet some but not all of these criteria:

●	History of free cash flow generation. We seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We seek to acquire one or more businesses with annual revenues of approximately $150 million to $750 million and an enterprise value of approximately $500 million to $1.5 billion.

●	Strong management team. We seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the financial services and financial technology industries. Although in the course of their careers they have been involved in some unsuccessful businesses and deals, we believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry as well as their other corporate relationships, our management team members have developed a broad array of contacts in the industry. We believe that these contacts are important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account (as of December 31, 2022) in the amount of approximately $11.1 million (which takes into account the Additional Payment and collection by us of the Overpayment Amount) and a public market for our common stock, we offer a target business a variety of options to facilitate a future business combination and fund the growth and expansion of business operations. Because we are able to consummate an initial business combination using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business combination. Accordingly, our flexibility in structuring an initial business combination may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business combination partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Our Investment Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management team and advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize the expertise of our management team in public security valuation, analyzing financial services companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

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

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team, senior special advisor and special advisor and their respective affiliates, and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships provide us important sources of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Other Acquisition Considerations

Members of our management team directly and indirectly own our common stock and/or placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 10, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of approximately $11,118,374, as of December 31, 2022, after reducing the balance for income taxes payable, and assuming no further redemptions, the return of the Overpayment Amount and before payment of $14,490,000 of deferred underwriting fees and fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that are made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team and senior special advisor, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, there can be no assurances that members of our management team and senior special advisor will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was approximately $10.14 per share.  The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares and any public shares they own in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of December 31, 2022, after accounting for the redemption of public shares in connection with the Extension, the sponsor owns 83.1% of the issued and outstanding shares of common stock. Accordingly, the sponsor will have the ability, voting on its own, to satisfy quorum requirements and to approve an initial business combination, and, unless otherwise required under applicable law, none of our public shares will need to vote in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target through the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until the end of the Combination Period to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($180,109 as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.14 (based on the trust account balance as of December 31, 2022, net of income taxes payable). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.14 (based on the trust account balance as of December 31, 2022, net of income taxes payable). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may access amounts held outside the trust account ($180,109 as of December 31, 2022) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.14 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	If we are unable to complete our initial business combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

●	Prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	Although we do not intend to enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view;

●	If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

●	So long as we obtain and maintain a listing for our securities on the Nasdaq, Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination;

●	If our stockholders approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares;

●	There is substantial doubt about our ability to continue as a “going concern”; and

●	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 10, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check, early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.14 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.14 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on February 28, 2023, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we probably will receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination; and

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, filed with the SEC on May 12, 2022, August 8, 2022 and November 14, 2022, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, filed with the SEC on November 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our executive offices are located at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066, and our telephone number is (202) 431-0507. The cost for our use of this space is included in the $10,000 per month fee we pay to First Capital Group, LLC, an affiliate of our sponsor, for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “TBCPU,” “TBCP” and “TBCPW”, respectively. Our units commenced public trading on February 10, 2021, and our public shares and public warrants commenced separate public trading on March 29, 2021.

(b)	Holders

On March 31, 2023, there were 2 holders of record of our units, 1 holder of record of our public shares and 1 holder of record of our warrants.

(c)	Dividends

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 17, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

On February 28, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Extension Special Meeting, the Redeeming Stockholders, holding 40,302,259 public shares, exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. Following the redemptions, as of December 31, 2023, we had 1,097,741 public shares outstanding.

In connection with the Extension Special Meeting, on December 30, 2022, an initial redemption payment was made by Continental, as trustee of the trust account, to the Redeeming Stockholders at a rate of $10.10 per share and, on January 11, 2023, Continental made the Additional Payment to the Redeeming Stockholders at a rate of $0.02841302 per share, for a total redemption payment per share of $10.12841302. It was later determined that we did not withdraw all of the interest from the trust account that we were allowed to withdraw to cover income and franchise taxes and, therefore, the Additional Payment should have been $0.00157381 per share, for a total redemption payment of $10.10157381 per share. This meant that the Redeeming Stockholders were overpaid the Overpayment Amount of $0.02683921 per share. Continental is currently in the process of trying to collect the Overpayment Amount from the Redeeming Stockholders. To date, we have recovered substantially all of the Overpayment Amount.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	40,302,259	$10.10	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.

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

As indicated in the financial statements and the notes thereto contained elsewhere in this Report, we had $180,109 held outside the trust account that is available to us to fund our working capital requirements and $11,118,374 (which takes into account the Additional Payment and collection by us of the Overpayment Amount) held inside the trust account as of December 31, 2022.

Recent Developments

On February 28, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Results of Operations

For the years ended December 31, 2022 and 2021, we had net income of $9,386,738 and $72,832 and a loss from operations of $1,517,863 and $1,404,498, respectively. The large increase in net income for 2022 versus 2021 is the result of an increase in interest rates resulting in additional interest income of $5,612,429 and $4,925,395 increase in income due to the change in the fair value of the warranty liability. Since the consummation of our initial public offering through December 31, 2022, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity, Capital Resources and Going Concern

Prior to the consummation of our initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the sponsor, and a total of $100,000 of loans and advances by the sponsor.

On February 10, 2021, we consummated our initial public offering in which we sold 41,400,000 units at a price of $10.00 per unit generating gross proceeds of $414,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our initial public offering, we consummated the private placement of 1,003,000 placement units, generating gross proceeds, before expenses, of $10,030,000. Each placement unit consists of one share of Class A common stock and one-fifth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

In connection with our initial public offering, we incurred offering costs of $23,191,740 (including an underwriting fee of $8,280,000 and deferred underwriting commissions of $14,490,000). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering. A total of $414,000,000, comprised of $403,970,000 of the proceeds from the initial public offering and $10,030,000 of the proceeds of the private placement, was placed in the trust account, established for the benefit of our public stockholders. Prior to the closing of our initial public offering, the sponsor had made $100,000 in loans and advances to us. The loans and advances were non-interest bearing and payable on the earlier of March 31, 2021 or the completion of our initial public offering. The loans of $100,000 were fully repaid upon the consummation of our initial public offering on March 10, 2021.

On March 25, 2022, we executed the Promissory Note, a Working Capital Loan in the form of a promissory note to the sponsor to loan us funds up to $1,500,000. As of December 31, 2022, we had borrowed $475,000 and had $1,025,000 available to us under the Promissory Note.

As of December 31, 2022, we had a working capital deficit of approximately $2,557,000, including approximately $180,000 in our operating bank account.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the sponsor to cover certain expenses in exchange for the issuance of the founder shares, an advance from an affiliate of the sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the private placement not held in the trust account. In addition, as of December 31, 2022 and 2021, there were $475,000 and $0 amounts outstanding under the Working Capital Loan.

In connection with the our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), we have evaluated our liquidity and financial condition and determined that it is probable we will not be able to meet our obligations over the period of one year from the issuance date of the financial statements contained elsewhere in this Report. In addition, while the we plan to seek additional funding or to consummate an initial business combination, there is no guarantee we will be able to borrow such funds from our sponsor, an affiliate of the sponsor, or certain of our officers and directors in order to meet our obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding the our liquidity condition raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering, or $8,280,000. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $14,490,000 consisting of 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement by and among us and Morgan Stanley & Co. LLC.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as its critical accounting policies:

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance ASC 205-40, we have until August 10, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If we do not complete our business combination by August 10, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the IPO, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per unit in the IPO. In addition, if we fail to complete our business combination by August 10, 2023, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.  Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 10, 2023. The amount of time remaining to finalize a business combination does raise substantial doubt in the Company as a going concern.

In addition, at December 31, 2022 and December 31, 2021, we had current liabilities of $2,767,200 and $7,258,974, respectively, and working capital (deficit) of ($2,557,078) and ($6,664,274), respectively. These amounts include our warrant liability and accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a business combination. Such work is continuing after December 31, 2022 and amounts are continuing to accrue. In order to finance ongoing operating costs, the sponsor or an affiliate of the sponsor may provide us with additional working capital via a Working Capital Loan.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted income (loss) per share does not consider the effect of the public warrants issued in connection with the initial public offering and the sale of the placement warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$7,529,535	$1,857,203	$57,162	$15,670
Less: Accretion allocated based on ownership percentage	(3,343,665)	(824,734)	(28,847)	(7,908)
Plus: Accretion applicable to Class A redeemable shares	4,168,399	-	36,755
Income by class	$8,354,269	$1,032,469	$65,070	$7,762
Denominator:
Basic and diluted weighted average common shares outstanding	41,961,331	10,350,000	37,756,096	10,350,000
Basic and diluted net income per share	$0.201	$0.10	$-	$-

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Income Taxes

We account for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Shares Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within our control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Thunder Bridge Capital Partners III, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Thunder Bridge Capital Partners III, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s working capital deficit and dependency on a completion of a business combination raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania

March 31, 2023

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$180,109	$336,290
Prepaid expenses	30,013	258,410
Total current assets	210,122	594,700
Other assets:
Cash and marketable securities held in Trust Account	12,263,483	414,036,755
Total assets	$12,473,605	$414,631,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$500,117	$211,474
Income taxes payable	1,111,143	-
Warrant liability	680,940	7,047,500
Promissory note payable - related party, at fair value	475,000	-
Total current liabilities	2,767,200	7,258,974
Deferred underwriting fee payable	14,490,000	14,490,000
Total liabilities	17,257,200	21,748,974

Commitments

Shares subject to possible redemption, 1,097,741 and 41,400,000, at December 31, 2022 and 2021, respectively, at redemption value	11,152,340	414,036,755

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 0 shares issued and outstanding (excluding 41,400,000 and 1,097,741 shares subject to possible redemption), at December 31, 2022 and 2021, respectively	100	100
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding at December 31, 2022 and 2021	1,035	1,035
Additional paid in capital	-	-
Accumulated deficit	(15,937,070)	(21,155,409)
Total stockholders’ equity (deficit)	(15,935,935)	(21,154,274)
Total liabilities and stockholders’ equity (deficit)	$12,473,605	$414,631,455

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Formation costs and other operating expenses	1,517,863	1,404,498
Loss from operations	(1,517,863)	(1,404,498)
Other income:
Interest income	5,649,184	36,755
Change in fair value of warrant liability	6,366,560	1,440,575
Income before income taxes	10,497,881	72,832
Income tax expense	1,111,143	-
Net income	$9,386,738	$72,832
Weighted average shares outstanding Class A common stock	41,961,331	37,756,096
Basic and diluted net income per share, Class A common stock	$0.20	$-
Weighted average shares outstanding Class B common stock	10,350,000	10,350,000
Basic and diluted net income per share, Class B common stock	$0.10	$-

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(29,371)	$(4,371)
Sale of 42,403,000 Units, net of underwriters discount, offering costs and warrant liabilities	42,403,000	4,240	-	-	392,809,780	-	392,814,020

Common Stock subject to redemption	(41,400,000)	(4,140)	-	-	(392,833,745)	(21,198,870)	(414,036,755)
Net loss	-	-	-	-	-	72,832	72,832
Balance - December 31, 2021	1,003,000	100	10,350,000	1,035	-	(21,155,409)	(21,154,274)

Common Stock subject to redemption	40,302,259	4,030	-	-	407,048,786	(4,168,399)	402,884,417
Common Stock redeemed	(40,302,259)	(4,030)			(407,048,786)	-	(407,052,816)
Net income	-	-	-	-	-	9,386,738	9,386,738
Balance - December 31, 2022	1,003,000	$100	10,350,000	$1,035	$-	$(15,937,070)	$(15,935,935)

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flow from operating activities:
Net income	$9,386,738	$72,832
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(5,649,184)	(36,755)
Change in fair value of warrant liability	(6,366,560)	-
Changes in operating assets and liabilities:
Prepaid expenses	228,399	(258,410)
Accounts payable and accrued expenses	288,643	187,103
Income taxes payable	1,111,143	-
Net cash used in operating activities	(1,000,821)	(35,230)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(414,000,000)
Redemption of cash from Trust Account	407,422,456	-
Net cash provided by (used in) investing activities	407,422,456	(414,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	414,773,260
Payment of deferred offering costs	-	(421,740)
Proceeds from promissory note - related party	510,000	95,000
Repayment of promissory note - related party	(35,000)	(100,000)
Redemption of Class A common stock	(407,052,816)	-
Net cash provided by (used in) financing activities	(406,577,816)	414,346,520
Net change in cash	(156,181)	311,290
Cash at the beginning of the period	336,290	25,000
Cash at the end of the period	$180,109	$336,290

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Thunder Bridge Capital Partners III, Inc. (the “Company”) is a blank check company incorporated in Delaware on June 12, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period June 12, 2020 (inception) through December 31, 2022 related to the Company’s formation, the initial public offering (the “Initial Public Offering”) and subsequent to the completion of the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 10, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (“Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $414,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,003,000 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP III, LLC (the “Sponsor”), generating gross proceeds of $10,030,000, which is described in Note 4. The Private Placement Units consist of one share of the Company’s Class A common stock, $0.0001 par value (the “Private Placement Shares”), and one-fifth of one redeemable warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

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

Transaction costs amounted to $23,191,740 consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees (see Note 6) and $421,740 of other costs. Of the transaction costs, $463,835 associated with the issuance of warrants that have been classified as a liability have been expensed during the year ended December 31, 2021. In addition, at the closing of the Initial Public Offering, $1,263,117 of cash was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

At the Meeting (as defined in Note 2) held on December 16, 2022, the stockholders of the Company approved an amendment to the Company’s charter to extend the date by which the Company has to either consummate a Business Combination or wind up the Company and redeem 100% of the Public Shares sold in the IPO from February 10, 2023 to August 10, 2023 (or such earlier date as determined by the Board) (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

If the Company has not completed a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the public stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the public stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below), Private Placement Shares or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Company has completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor has executed the Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through December 31, 2022, the Company has borrowed $475,000 under the Promissory Note.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had a working capital deficit of approximately $2,557,000, including approximately $180,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of December 31, 2022 and 2021, there were $475,000 and $0 amounts outstanding under the Working Capital Loan (Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial business combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, offering costs in the aggregate of $23,191,740 were recognized, $463,835 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses in the Statements of Operations, and $22,727,905 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were invested in a money market fund.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share of Common Stock (continued)

A reconciliation of net income per share of common stock is as follows:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$7,529,535	$1,857,203	$57,162	$15,670
Less: Accretion allocated based on ownership percentage	(3,343,665)	(824,734)	(28,847)	(7,908)
Plus: Accretion applicable to Class A redeemable shares	4,168,399		36,755
Income by class	$8,354,269	$1,032,469	$65,070	$7,762
Denominator:
Basic and diluted weighted average common stock outstanding	41,961,331	10,350,000	37,756,096	10,350,000
Basic and diluted net income per share	$0.20	$0.10	$-	$-

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2022 through the date these financial statements were issued. Based upon review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except for the following:

On December 16, 2022, the Company held a special meeting of its stockholders (the “Meeting”). In connection with the Meeting, as set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, the holders of 40,302,259 shares of the Company’s Class A common stock (the “Redeeming Stockholders”) properly exercised their right to redeem their shares for cash.

On December 30, 2022, an initial redemption payment was made by Continental Stock Transfer & Trust Company (“CST”), as trustee of the Trust Account, to the Redeeming Stockholders at a rate of $10.10 per share and, on January 11, 2023, CST made an additional redemption payment (the “Additional Payment”) to the Redeeming Stockholders at a rate of $0.02841302 per share, for a total redemption payment per share of $10.12841302. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Additional Payment should have been $0.00157381 per share, for a total redemption payment of $10.10157381 per share. This meant that the Redeeming Stockholders were overpaid in the amount of $0.02683921 per share (the “Overpayment Amount”). The Redeeming Stockholders are in the process of being notified of this situation and are being instructed to return the Overpayment Amount to CST. To date, the Company has recovered substantially all of the Overpayment Amount.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

Each Private Placement Unit is identical to the units offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to the private placement shares or private placement warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a promissory note with respect to the Working Capital Loan for the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At December 31, 2022 there was $475,000 outstanding under the Promissory Note.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Related Party Loans (continued)

The fair value of the Promissory Note as of December 31, 2022 was $475,000, with changes in fair value recorded to the statements of operations. For the year ended December 31, 2022, there were no changes in fair value recorded to the statements of operations.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company had incurred and paid $120,000 and $110,000 for the years ended December 31, 2022 and 2021, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $240,000 and $220,000 for the years ended December 31, 2022 and 2021, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

At December 31, 2022, there were 8,280,000 whole public warrants and 206,000 private placement warrants outstanding with a fair value of $662,400 and $18,540, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,003,000 shares of Class A common stock issued or outstanding (excluding 1,097,741 and 41,400,000 Class A shares subject to possible redemption at December 31, 2022 and 2021, respectively).

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of our Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At December 31, 2022 and 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$12,263,483	$414,036,755
Liabilities:
Public Warrants (1)	1	$662,400	$6,872,400
Private Placement Warrants (1)	2	18,540	175,100

(1)	Measured at fair value on a recurring basis.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker TBCPW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Subsequent Measurement (continued)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

	December 31,
Input	2022	2021
Risk-free interest rate	3.99%	1.31%
Expected term (years)	5	5
Expected term to de-SPAC (years)	0.58	0.60
Expected Volatility	25.6%	13.1%
Exercise Price	$11.50	$11.50
Stock price	$9.75	$9.76

As of December 31, 2022 and 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $0.681 million and $7.047 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$-	$-	$-
Initial Measurement on February 10, 2021	208,075	8,280,000	8,488,075
Change in valuation inputs or other assumptions (1)	(32,975)	(1,407,600)	(1,440,575)
Fair value as of December 31, 2021	175,100	6,872,400	7,047,500
Change in valuation inputs or other assumptions (1)	(156,560)	(6,210,000)	(6,366,560)
Fair value as of December 31, 2022	$18,540	$662,400	$680,940

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statements of Operations.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (continued)

Subsequent Measurement (continued)

The following table present the changes in fair value of the Level 3 Working Capital Loan- related party:

Fair value as of January 1, 2022	$-
Proceeds received through Working Capital Loan - Related Party	475,000
Change in fair value	-
Fair value as of December 31, 2022	$475,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2022 for the Working Capital Loan.

NOTE 10. INCOME TAXES

As of December 31, 2022 and December 31, 2021, the Company’s net deferred tax assets are as follows:

	2022	2021
Deferred tax asset:
Organizational costs/Startup expenses	$386,136	$155,539
Net operating loss carryover	-	34,281
Total deferred tax asset	386,136	189,820
Valuation allowance	(386,136)	(189,820)
Deferred tax asset, net of allowance	$-	$-

The income tax benefit for the years ended December 31, 2022 and 2021, consists of the following:

	2022	2021
Federal:
Current	$1,111,143	-

State:
Current	$-	-
Income tax provision	$1,111,143	-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021, consists of the following:

	12/31/2022	12/31/2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(59.4)%	(1977.9)%
Change in valuation allowance	48.8%	1,956.9%
Effective Tax Rate	10.4%	0.0%

The Company will file taxes in the U.S. Federal jurisdiction.

We have $0 and $197,146 in net operating loss carryovers at 2022 and 2021, respectively.

We are subject to taxation in the United States. As of December 31, 2022, we have no tax years under examination by the IRS. The U.S. federal tax returns for tax years 2021 and 2020 remain open to examination by the tax authorities.

We have established a full valuation allowance for our deferred tax assets for the years ended December 31, 2022 and 2021, as it is more likely than not that these assets will not be realized in the foreseeable future. Our valuation allowance increased by $196,316 from 2021 to 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Gary A. Simanson	62	President, Chief Executive Officer and Director
William A. Houlihan	67	Chief Financial Officer
David E. Mangum	57	Director
Mary Anne Gillespie	70	Director
Robert Hartheimer	65	Director
Stewart J. Paperin	75	Director
Allerd D. Stikker	60	Director

The experience of our directors and executive officers is as follows:

Gary A. Simanson has been our President, Chief Executive Officer and Director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. In addition to serving in that capacity, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. Since 2020 he has been an executive officer and director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was an executive officer and director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4 billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2 billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank, Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. We believe that Mr. Simanson is well-qualified to serve as a member of our board of directors due to his extensive banking, financial and advisory experience.

William A. Houlihan has been our Chief Financial Officer since inception. From 2019 until 2021, he was an executive officer of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR), a blank check company which in June 2021 consummated a business combination with indie Semiconductor, an automotive technology Company, with the combined companies now operating as Indie Semiconductor (NASDAQ:INDI). Since 2020 he has been an executive officer of Thunder Bridge Capital Partners IV Inc. (NASDAQ:THCP), a blank check company. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated a business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider, with the combine companies now operation as Repay Holdings (NASDAQ:RPAY). He has served since 2012 as a director and audit committee chairman for MAXEX, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of Avem Health Partners, previously known as First Physicians Capital Group, or FPCG, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and Audit Committee Chairman of Lument Finance Trust (NYSE: LFT), a mortgage REIT. From 2021 to 2022, he served as a director of Angel Pond Holdings Corporation (NYSE: POND), a blank check company, which in December 2022 consummated a business combination with MariaDB, a cloud database company, with the combined companies now operating as MariaDB (NYSE:MRDB). He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree, Inc. (NASDAQ:TIPT), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. He served from 2013 to 2014 as the chief financial officer for Amalgamated Bank, a privately owned bank. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, which were Goldman Sachs (NYSE:GS), Bear Stearns, Keefe Bruyette & Woods, J.P. Morgan (NYSE:JPM) and UBS (NYSE:UBS). He also held several auditing and accounting positions from 1977 through 1981. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. From 2017 to 2021, he was an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

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

Robert H. Hartheimer has served as one of our directors since February 2021 and is chairman of our audit committee. Mr. Hartheimer is also a director of Thunder Bridge Capital Partners IV Inc. (NASDAQ: TPCPU). Mr. Hartheimer served as a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR) from 2019 until it consummated its initial business combination with Indi Semiconductor (NASDAQ: INDI) in 2021. From 2018 until 2019 he was a director of Thunder Bridge Acquisition Ltd. (NASDAQ: TPRG), a blank check company (SPAC) which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Upon such consummation Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ: RPAY), as a director and chairman of Repay’s audit committee. In addition to Mr. Hartheimer’s service as a director of the two Thunder Bridge SPACs and Repay, he is an independent director of CardWorks, a consumer lender and servicer, since 2017. Mr. Hartheimer is chairman of the audit committees of each of these four companies and chair of CardWorks’ compliance/risk committee. Mr. Hartheimer has been a director of ten U.S. companies in the last 26 years; six public companies, two private and two subsidiaries of public companies. These include three banks, one consumer lender and credit card servicer, two payments companies, two SPACs which successfully acquired businesses, two SPACs in search of an acquisition and one investment management business. In addition to his current role as chairman of four audit committees and one compliance/risk committee, he chaired audit Committees at three past companies and chaired compliance/risk committees at two companies. Mr. Hartheimer has been a financial services and bank regulatory consultant for the past 21 years currently with both his own firm and the Klaros Group as a Senior Advisor. In the past Mr. Hartheimer was a Managing Director at Promontory Financial Group. In 2016 Mr. Hartheimer founded, along with three co-founders, Jasper, a U.S. based credit card issuer and he served various roles including Chief Regulatory and Compliance Officer until 2022. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division and was responsible for the sale of 200 banks in four years. Mr. Hartheimer’s other past positions include over 14 years in senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. We believe that Mr. Hartheimer is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

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

JSOV has served as a special advisor to the Company since February 2021. JSOV is an affiliate of Jacobs Asset Management (“JAM”), a registered investment advisor controlled by Seymour “Sy” Jacobs. Sy Jacobs is the founding and managing member of JAM, the management company of a hedge fund and private investment vehicles. Prior to founding JAM in 1995, Mr. Jacobs spent 12 years as a research analyst covering specialty financial services and bank stocks at Alex. Brown and Sons, Mabon Nugent, L.F. Rothschild and Co., and Salomon Brothers, Inc. He earned his Bachelor of Arts, magna cum laude, from the University of Michigan and his MBA at New York University. Mr. Jacobs also serves as Chairman Emeritus of Venture for America, a non-profit whose mission is to revitalize American cities and communities through entrepreneurship.

Our senior special advisor and special advisor (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, he will fulfill some of the same functions as our board members. Additionally, aside from payments to an affiliate for advisory services described elsewhere in this Report, our senior special advisor has no employment or compensation arrangements with us. Moreover, our senior special advisor and our special advisor are not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our senior special advisor or special advisor becomes aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

We currently have six (6) directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote for the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Paperin and Ms. Gillespie will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Stikker and Mangum, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Simanson and Hartheimer, will expire at the third annual meeting of stockholders.

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

Notwithstanding the foregoing, as indicated above, other than (x) the monthly payments of (i) $10,000 to an affiliate of our sponsor, for office space, administrative and support services and (ii) of $20,000 to an affiliate of our Chief Executive Officer for advisory services related to our search for and consummation of our initial business combination, and (y) reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors, senior special advisor or special advisor or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

Mr. Paperin did not timely file a Form 3.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Other than the monthly payments of (i) $10,000 to an affiliate of our sponsor, for office space, administrative and support services and (ii) of $20,000 to an affiliate of our Chief Executive Officer for advisory services related to our search for and consummation of our initial business combination, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, have been and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that are made to our sponsor, officers, directors or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 12,450,741 shares of our common stock, consisting of (i) 2,100,741 shares of our Class A common stock and (ii) 10,350,000 shares of our Class B common stock, issued and outstanding as of March 31, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required under applicable law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
TBCP III, LLC (our sponsor)(2)	1,003,000	47.7%	10,350,000	100%	91.2%
Gary A. Simanson (2)	1,103,000	52.5%	10,350,000	100%	92.0%
William A. Houlihan	—	—	—	—	—
David E. Mangum	—
Mary Anne Gillespie	—	—	—	—	—
Robert Hartheimer	—	—	—	—	—
Stewart J. Paperin	—	—	—	—	—
Allerd D. Stikker	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	1,103,000	52.5%	10,350,000	100%	92.0%

Other 5% Stockholders
Millennium Parties (3)	1,189,398	56.6%	—	—	9.6%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066.

2)	Mr. Simanson, our President and Chief Executive Officer, may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor, as its managing member. Mr. Simanson disclaims beneficial ownership of our common stock held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors is a member of our sponsor.

3)	Based on a Schedule 13G/A filed with the SEC on January 31, 2022, filed by (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated”), which holds 574,015 shares of Class A common stock, (ii) Integrated Assets, Ltd., a Cayman Islands entity (“Integrated Assets”), which holds 9,195 shares of Class A common stock, (iii) ICS Opportunities II LLC, a Cayman Islands entity (“ICS LLC”), which holds 33,188 shares of Class A common stock, (iv) ICS Opportunities, Ltd, a Cayman Islands entity (“ICS Ltd.”), which holds 573,000 shares of Class A common stock, (v) Millennium International Management LP, a Delaware limited partnership (“Millennium LP”), which holds 573,000 shares of Class A common stock, (vi) Millennium Management LLC, a Delaware limited liability company (“Millennium LLC”), which holds 615,383 shares of Class A common stock, (vii) Millennium Group Management LLC, a Delaware limited liability company (“Millennium”) which holds 1,189,398 shares of Class A common stock and Israel A. Englander, a United States citizen (Mr. Englander, and together with Integrated, Integrated Assets, ICS LLC, ICS Ltd., Millennium LP, Millennium LLC and Millennium, the “Millennium Parties”), who holds 1,189,398 shares of Class A common stock. The shares of Class A common stock potentially beneficially owned by Millennium LLC, Millennium LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium LLC and/or other investment managers that may be controlled by Millennium (the managing member of Millennium LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium). The number of public shares held by the Millennium Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Millennium Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Millennium Parties’ current beneficial ownership. The principal business address for the Integrated Parties is c/o Millennium International Management LP 399 Park Avenue New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 26, 2020, we issued an aggregate of 8,625,000 founder shares to the sponsor for an aggregate purchase price of $25,000. In February 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 founder shares. The founder shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our initial public offering.

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

We have entered into an Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which the Company pays a total of $20,000 per month for advisory services relating to our search for and consummation of an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Pursuant to the Advisory Agreement, this affiliate of our Chief Executive Officer is also entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that are made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor loaned us an aggregate of $100,000 to us under an unsecured promissory note, which was used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial business combination, we would repay such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the initial holder. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On March 25, 2022, we executed the Promissory Note, a Working Capital Loan in the form of a promissory note to the sponsor to loan us funds up to $1,500,000. As of December 31, 2022, we had borrowed $475,000 and had $1,025,000 available to us under the Promissory Note.

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

We have entered into a registration rights agreement with respect to the founder shares, placement warrants and warrants issued upon conversion of working capital loans (if any).

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to GT for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees of GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $47,250 and $10,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 audit-related fees paid or payable to GT totaled $225,000 and $0, respectively.

Tax Fees

We did not pay GT for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay GT for other services for the years ended December 31, 2022 or 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 4, 2021, by and between the Company and Morgan Stanley & Co, LLC (4)
3.1.	Bylaws of the Company.(1)
3.2	Amended and Restated Certificate of Incorporation. (4)
3.3	Amendment to the Amended and Restated Certificate of Incorporation.*
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 4, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. (4)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated as of June 12, 2020, issued to TBCP III,LLC (1)
10.2	Letter Agreement, dated February 4, 2021, by and among the Company, its officers, directors and TBCP III,LLC (4)
10.3	Investment Management Trust Account Agreement, dated February 4, 2021, by and between Continental Stock Transfer & Trust Company, as trustee, and the Company. (4)
10.4	Registration Rights Agreement, dated February 4, 2021, by and among the Company, TBCP III, LLC and the holders party thereto. (4)
10.5	Securities Subscription Agreement, dated June 12, 2020, by and between the Company and TBCP III, LLC (1)
10.6	Private Placement Unit Purchase Agreement, dated February 4, 2021, by and between the Company and TBCP III, LLC (4)
10.7	Form of Indemnity Agreement. (2)
10.8	Administrative Services Agreement, dated February 4, 2021, by and between the Company and First Capital Group, LLC. (4)
10.9	Advisory Services Agreement, dated February 4, 2021, by and between the Company and Thunder Bridge Capital, LLC. (4)
10.10	Promissory Note, dated as of March 25, 2022, issued to TBCP III, LLC. (5)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-252109), filed with the SEC on January 15, 2021.

(2)	Incorporated by reference to Amendment No. 1 of the Company’s Registration Statement on Form S-1/A (File No. 333-252109), filed with the SEC on January 26, 2021.

(3)	Incorporated by reference to Amendment No. 3 of the Company’s Registration Statement on Form S-1/A (File No. 333-252109), filed with the SEC on February 2, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2021.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Thunder Bridge Capital Partners III, Inc.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	March 31, 2023
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	March 31, 2023
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	March 31, 2023
David E. Mangum

/s/ Robert Hartheimer	Director	March 31, 2023
Robert Hartheimer

/s/ Stewart J. Paperin	Director	March 31, 2023
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	March 31, 2023
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	March 31, 2023
Mary Anne Gillespie