Form 10-Q
period 2023-06-30
Thunder Bridge Capital Partners III Inc.
filed 2023-08-18
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(202) 431-0507

(Registrant’s telephone number, including area code)

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

As of August 18, 2023, there were 11,964,156 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one share of Class B common stock, par value $0.0001 per share (the “Class B common stock,” and together with the Class A common stock, the “common stock”), of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$2,759	$180,109
Prepaid expenses	62,892	30,013
Total current assets	65,651	210,122
Other assets:
Cash and marketable securities held in Trust Account	11,211,302	12,263,483
Total assets	$11,276,953	$12,473,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$612,341	$500,117
Income taxes payable	15,243	1,111,143
Warrant liability	1,022,440	680,940
Promissory Note payable - related party, at fair value	640,000	475,000
Total current liabilities	2,290,024	2,767,200
Deferred underwriting fee payable	14,490,000	14,490,000
Total liabilities	16,780,024	17,257,200

Commitments

Shares subject to possible redemption, 1,097,741, at June 30, 2023 and December 31, 2022, respectively, at redemption value	11,196,059	11,152,340

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,003,000 and 0 shares issued and outstanding (excluding 1,097,741 and 41,400,000 shares subject to possible redemption), at June 30, 2023 and December 31, 2022, respectively	100	100
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,035	1,035
Additional paid in capital	-	-
Accumulated deficit	(16,700,265)	(15,937,070)
Total stockholders’ equity (deficit)	(16,699,130)	(15,935,935)
Total liabilities and stockholders’ equity (deficit)	$11,276,953	$12,473,605

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June,
	2023	2022	2023	2022

Formation costs and other operating expenses	$192,286	$322,054	$421,694	$612,114
Loss from operations	(192,286)	(322,054)	(421,694)	(612,114)
Other income:
Interest income	91,678	525,784	165,465	562,693
Change in fair value of warrant liability	(2,060)	2,545,576	(341,500)	5,264,635
(Loss) income before income taxes	(102,668)	2,749,306	(597,729)	5,215,214
Income tax expense	34,748	-	50,243	-
Net (loss) income	$(137,416)	$2,749,306	$(647,972)	$5,215,214
Weighted average shares outstanding Class A
redeemable common stock	1,097,741	41,400,000	1,097,741	42,403,000
Basic and diluted net income (loss) per share, Class A
redeemable common stock	$0.04	$0.05	$(0.17)	$0.08

Weighted average shares outstanding Class A and
Class B non-redeemable common stock	11,353,000	11,353,000	11,353,000	11,353,000
Basic and diluted net income (loss) per share, Class A
and Class B non- redeemable common stock	$(0.02)	$0.05	$(0.06)	$0.16

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(21,155,409)	$(21,154,274)
Common Stock subject to redemption	-	-	-	-	-	(36,909)	(36,909)
Net income	-	-	-	-	-	2,465,908	2,465,908
Balance - March 31, 2022	1,003,000	100	10,350,000	1,035	-	(18,726,410)	(18,725,275)
Common Stock subject to redemption	-	-	-	-	-	(370,963)	(370,963)
Net income	-	-	-	-	-	2,749,306	2,749,306
Balance - June 30, 2022	1,003,000	$100	10,350,000	$1,035	$-	$(16,348,067)	$(16,346,932)

Balance - December 31, 2022	1,003,000	$100	10,350,000	$1,035	$-	$(15,937,070)	(15,935,935)
Common Stock subject to redemption	-	-	-	-	(75,687)	(58,293)	(133,980)
Common Stock redeemed	-	-	-	-	75,687	-	75,687
Net loss	-	-	-	-	-	(510,556)	(510,556)
Balance - March 31, 2023	1,003,000	100	10,350,000	1,035	-	(16,505,919)	(16,504,784)
Common Stock subject to redemption	-	-	-	-	-	(56,930)	(56,930)
Net loss	-	-	-	-	-	(137,416)	(137,416)
Balance - June 30, 2023	1,003,000	$100	10,350,000	$1,035	$-	$(16,700,265)	$(16,699,130)

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(647,972)	$5,215,214
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned in Trust Account	(165,465)	(407,872)
Change in fair value of warrant liability	341,500	(5,264,635)
Changes in operating assets and liabilities:
Prepaid expenses	(32,879)	108,365
Accounts payable and accrued expenses	112,224	(200,071)
Income taxes payable	(1,095,900)	-
Net cash used in operating activities	(1,488,492)	(548,999)

Cash flows from investing activities:
Redemption of cash in Trust Account	2,291,252	-
Recoveries of excess Trust Account Redemptions	(1,073,606)	-
Net cash provided by investing activities	1,217,646	-

Cash flows from financing activities:
Repayment of promissory note - related party	165,000	220,000
Redemption of Class A common stock	(71,504)	-
Net cash provided by financing activities	93,496	220,000
Net change in cash	(177,350)	(328,999)
Cash at the beginning of the period	180,109	336,290
Cash at the end of the period	$2,759	$7,291

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,146,143	$-

The accompanying notes are an integral part of these financial statements.

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period of June 12, 2020 (inception) through June 30, 2023 related to the Company’s formation, the initial public offering that was consummated by the Company on February 10, 2021 (the “Initial Public Offering”) and subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on February 10, 2021, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on February 28, 2023 the Company instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Transaction costs amounted to $23,191,740 consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees (see Note 6) and $421,740 of other costs. Of the transaction costs, $463,835 associated with the issuance of warrants that have been classified as a liability have been expensed. In addition, at June 30, 2023 and December 31, 2022, $2,759 and $1,570 (exclusive of cash withdrawn for taxes of $0 and $178,539) of cash was held outside of the Trust Account and was available for working capital purposes, respectively.

The Company’s executive officers and directors (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the Nasdaq Stock Market LLC (“Nasdaq”) provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At the 2023 Special Meeting (as defined in Note 2) held on August 4, 2023, the stockholders of the Company approved, among other things, the Extension Amendment Proposal (as defined in Note 2), which extended the date by which the Company has to either consummate a Business Combination or wind up the Company and redeem 100% of the Public Shares sold in the Initial Public Offering from August 10, 2023 to February 10, 2024 (or such earlier date as determined by the board of directors of the Company (the “Board of Directors”)) (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware (the “DGCL”) to provide for claims of creditors and other requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through June 30, 2023, the Company has borrowed $640,000 under the Promissory Note and $860,000 remains available to finance transaction costs in connection with the initial Business Combination.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

In connection with the stockholders’ vote at the 2023 Special Meeting, Public Stockholders exercised their right to redeem 486,584 shares of common stock for a total of approximately $5.0 million. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of June 30, 2023, the Company recorded $0 of excise tax liability.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had a working capital deficit of approximately $2,224,000, including approximately $3,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of June 30, 2023 and December 31, 2022, there was $640,000 and $475,000, respectively, outstanding under the Promissory Note (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic  205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has evaluated its liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the accompanying unaudited condensed financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial Business Combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial Business Combination or one year from this filing. The Company has determined that the uncertainty surrounding its liquidity condition raises substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,759 and $180,109 in cash and did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying condensed balance sheets.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, offering costs in the aggregate of $23,191,740 were recognized, $463,835 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses, and $22,727,905 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At June 30, 2023, the assets in the Trust Account were held in a demand deposit account and at December 31, 2022, the assets held in the Trust Account were invested in a money market fund.

On February 28, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s Business Combination or liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

Net (Loss) Income Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement, because the exercise of the warrants is contingent upon the occurrence of future events, and any shares that can be issued in the settlement of the Promissory Note payable.

A reconciliation of net (loss) income per share of common stock is as follows:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income, as adjusted	$(12,116)	$(125,300)	$2,157,626	$591,680	$(57,130)	$(590,842)	$4,113,787	$1,101,427
Less: Accretion allocated based on ownership percentage	(5,019)	(51,911)	(291,128)	(79,835)	(10,159)	(105,064)	(321,731)	729,603
Plus: Accretion applicable to Class A redeemable shares	58,293	-	370,963	-	(115,223)	-	(407,872)	-
Income (loss) by class	$41,158	$(177,211)	$2,237,461	$511,845	$(182,512)	$(695,906)	$3,384,184	$1,831,030
Denominator:
Basic and diluted weighted average common shares outstanding	1,097,741	11,353,000	41,400,000	11,353,000	1,097,741	11,353,000	42,403,000	11,353,000
Basic and diluted net income (loss) per share	$0.04	$(0.02)	$0.05	$0.05	$(0.17)	$(0.06)	$0.08	$0.16

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

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

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2023, through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

On August 4, 2023, the Company held a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Certificate of Incorporation to (i) extend the Combination Period from August 10, 2023 to February 10, 2024 (or such earlier date as determined by the Board) (the “Extension Amendment Proposal”) and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a Business Combination (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal, the “Charter Amendment Proposals”). In connection with the vote to approve the Charter Amendment Proposals, the holders of 486,584 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.25 per share (the “Redemptions”), for an aggregate redemption amount of approximately $5.0 million.

Following approval of the Founder Share Amendment Proposal, on August 7, 2023, the Company issued an aggregate of 10,349,999 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 10,349,999 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and the Redemptions, there were 11,964,156 shares of Class A common stock issued and outstanding and one share of Class B common stock issued and outstanding. As a result of the Founder Share Conversion and the Redemptions, the Sponsor holds approximately 94.9% of the issued and outstanding shares of Class A common stock.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 26, 2020, the Company issued an aggregate of 8,625,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In February 2021, the Company effected a stock dividend of 0.2 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate number of 10,350,000 Founder Shares. The Founder Shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). On February 10, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 5,400,000 Units at $10.00 per Unit. In connection with the full exercise of the over-allotment option, no shares of Class B common stock were forfeited by the Sponsor.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a promissory note, representing a Working Capital Loan from the Sponsor, for the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At June 30, 2023 and December 31, 2022 there was $640,000 and $475,000 outstanding under the Promissory Note, respectively.

The fair value of the Promissory Note as of June 30, 2023 and December 31, 2022 was $640,000 and $475,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company had incurred $30,000 and $60,000 for the three and six months ended June 30, 2023 and 2022, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of its Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred $60,000 and $120,000 for the three and six months ended June 30, 2023 and 2022, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger, or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants, except in the event of certain tender offers, as defined in the warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At June 30, 2023, there were 8,280,000 Public Warrants and 200,600 Private Placement Warrants outstanding with a fair value of $993,600 and $28,840, respectively. At December 31, 2022, there were 8,280,000 Public Warrants and 200,600 Private Placement Warrants outstanding with a fair value of $662,400 and $18,540, respectively.

The Company accounts for the 8,280,000 Public Warrants and the 200,600 Private Placement Warrants in accordance with the guidance contained in ASC 815–40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants have been allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1,003,000 shares of Class A common stock issued or outstanding (excluding 1,097,741 Class A shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively).

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of the Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At June 30, 2023 and December 31, 2022, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law; provided that only holders of Class B common stock have the right to vote for the election of directors prior to the Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any Private Placement-equivalent units and its underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).  As a result of the 2023 Special Meeting and the stockholders’ approval of the Founder Share Amendment Proposal, holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

On December 16, 2022, the Company held a special meeting of its stockholders in lieu of an annual meeting (the “2022 Special Meeting”). In connection with the 2022 Special Meeting, as set forth in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2022, the holders of 40,302,259 shares of the Class A common stock (the “Redeeming Stockholders”) properly exercised their right to redeem their shares for cash.

On December 30, 2022, an initial redemption payment was made by Continental, as trustee of the Trust Account, to the Redeeming Stockholders at a rate of $10.10 per share and, on January 11, 2023, Continental made an additional redemption payment (the “Additional Payment”) to the Redeeming Stockholders at a rate of $0.02841302 per share, for a total redemption payment per share of $10.12841302. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Additional Payment should have been $0.00157381 per share, for a total redemption payment of $10.10157381 per share. This meant that the Redeeming Stockholders were overpaid in the amount of $0.02683921 per share (the “Overpayment Amount”). The Redeeming Stockholders were notified of this situation and were instructed to return the Overpayment Amount to Continental. To date, the Company has recovered substantially all of the Overpayment Amount.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$11,211,302	$12,263,483
Liabilities:
Public Warrants (1)	1	$993,600	$662,400
Private Placement Warrants (1)	2	28,840	18,540

(1)	Measured at fair value on a recurring basis.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

February 10,
Input	2021
Risk-free interest rate	74.00%
Expected term to consummate the Business Combination (years)	6.5
Expected Volatility	15%
Exercise Price	$11.50
Stock price	$9.80

The Company’s use of a Monte Carlo simulation and Black-Scholes Merton formula required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.5 year yield the yield on the Treasury notes as of the Valuation Date that matched the time period to consummate the Business Combination as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to consummate the Business Combination as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Public Share and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker “TBCP”. Based on the applied volatility assumption and the expected term to a Business Combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of warrants were determined to be equal. On February 10, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.57 per warrant for aggregate values of $12.6 million and $31.6 million, respectively.

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “TBCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	June 30, 2023
Risk-free interest rate	4.13%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.10
Expected Volatility	25.9%
Exercise Price	$11.50
Stock price	$10.23

As of June 30, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.02 million.

The following table presents the changes in the fair value of warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2023	$18,540	$662,400	$680,940
Change in valuation inputs or other assumptions (1)	10,300	331,200	341,500
Fair value as of June 30, 2023	$28,840	$993,600	$1,022,440

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

The following table present the changes in fair value of the Level 3 Promissory Note- related party:

Fair value as of January 1, 2023	$475,000
Repayment of Promissory Note - Related Party	(50,000)
Advances on Promissory Note – Related Party	215,000
Change in fair value	-
Fair value as of June 30, 2023	$640,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2023 for the Promissory Note.

NOTE 10. INCOME TAXES

As of June 30, 2023 and December 31, 2022, the Company’s net deferred tax assets are as follows:

	2023	2022
Deferred tax asset:
Organizational costs/Startup expenses	$474,692	$386,136
Total deferred tax asset	474,692	386,136
Valuation allowance	(474,692)	(386,136)
Deferred tax asset, net of allowance	$-	$-

The Company will file taxes in the U.S. Federal jurisdiction.

We have $0 and $0 in net operating loss carryovers at June 30, 2023 and 2022, respectively.

We are subject to taxation in the United States. As of December 31, 2022, we have no tax years under examination by the Internal Revenue Service. The U.S. federal tax returns for tax years 2022 and 2021 remain open to examination by the tax authorities.

We have established a full valuation allowance for our deferred tax assets for the six months ended June 30, 2023, and for the year ended December 31, 2022, as it is more likely than not that these assets will not be realized in the foreseeable future. Our valuation allowance increased by $85,556 from December 31, 2022 to June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Report”), including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

As indicated in the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”, we had $2,759 held outside of the Trust Account that is available to us to fund our working capital requirements and $11,196,059 held inside the Trust Account as of June 30, 2023.

Recent Developments

On August 4, 2023, we held the 2023 Special Meeting at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 486,584 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.25 per share, for an aggregate redemption amount of approximately $5.0 million.

Following approval of the Founder Share Amendment Proposal, on August 7, 2023, we issued an aggregate of 10,349,999 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 10,349,999 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and the Redemptions, there were 11,964,156 shares of Class A common stock issued and outstanding and one share of Class B common stock issued and outstanding. As a result of the Founder Share Conversion and the Redemptions, the Sponsor holds approximately 94.9% of the issued and outstanding shares of Class A common stock.

Results of Operations

For the six months ended June 30, 2023 and 2022, we had net (loss) income of ($647,972) and $5,215,214. The net (loss) income consisted of formation and operating costs of $421,694 and $612,114, interest income of $165,465 and $562,693 and (loss) income from the change in fair value of our warrant liability of ($341,500) and $5,264,635, respectively.

For the three months ended June 30, 2023 and 2022, we had net (loss) income of ($137,416) and $2,749,306, respectively. The net (loss) income consisted of formation and operating costs of $192,286 and $322,054, interest income of $91,678 and $525,784 and (loss) income from the change in fair value of our warrant liability of ($2,060) and $2,545,576, respectively.

Since the consummation of our Initial Public Offering through June 30, 2023, our activity has been limited to the evaluation of potential initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

On February 10, 2021, we consummated our Initial Public Offering in which we sold 41,400,000 Units, which included the full exercise by the underwriters of the over-allotment option to purchase 5,400,000 Units at $10.00 per Unit generating gross proceeds of $414,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of 1,003,000 Private Placement Units, generating gross proceeds, before expenses, of $10,030,000. Each Private Placement Unit consists of one Public Share and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at an exercise price of $11.50 per whole share.

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

On February 28, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s Business Combination or liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

On March 25, 2022, the Sponsor executed the Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At June 30, 2023 there was $640,000 outstanding under the Promissory Note and $860,000 remains available to finance transaction costs in connection with the initial Business Combination.

As of June 30, 2023, we had a working capital deficit of approximately $2,224,000, including approximately $3,000 in our operating bank account.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on our behalf and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of June 30, 2023 and December 31, 2022, there was $640,000 and $475,000 outstanding under the Promissory Note, respectively.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have evaluated our liquidity and financial condition and determined that it is probable we will not be able to meet our obligations over the period of one year from the issuance date of the unaudited condensed financial statements included in “Item 1. Financial Statements”. In addition, while our plans to seek additional funding or to consummate an initial Business Combination, there is no guarantee we will be able to borrow such funds from our Sponsor, an affiliate of the Sponsor, or certain of our officers and directors in order to meet our obligations through the earlier of the consummation of an initial Business Combination or one year from this filing. We have determined that the uncertainty surrounding our liquidity condition raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

At June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

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

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until February 10, 2024, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If we do not complete our Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the Units in the Initial Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to us to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to our obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering. In addition, if we fail to complete our Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 10, 2024. The amount of time remaining to finalize a Business Combination does raise substantial doubt in the Company as a going concern.

In addition, at June 30, 2023 and December 31, 2022, we had current liabilities of $2,290,024 and $2,767,200, respectively, and working capital (deficit) of $(2,224,373) and $ ($2,557,078), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via a Working Capital Loan.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, (iii) Quarterly Reports on From 10-Q for the quarterly periods ended March 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 17, 2021, May 12, 2022, August 12, 2022, November 14, 2022 and May 15, 2023, respectively, and (iv) Proxy Statement on Schedule 14A, as filed with the SEC on July 21, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in “Item 1. Financial Statements” were issued.

We have received a deficiency letter from the Staff (as defined below) of Nasdaq advising our MVLS (as defined below) had fallen below the $35 million requirement for continued inclusion on the Nasdaq Capital Market. If we cannot regain compliance, our securities could be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On June 15, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the preceding 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until December 21, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, our MVLS closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance with the MVLS Requirement. Approval of the Founder Share Amendment and implementation of the Founder Share Conversion, may help us regain compliance with the MVLS Requirement.

If Nasdaq were to delist our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the fiscal quarter covered by the Report. However, on August 7, 2023, we issued an aggregate of 10,349,999 shares of Class A common stock to the Sponsor, upon the conversion of an equal number of shares of Class B common stock held by the Sponsor in the Founder Share Conversion. For more information on the Founder Share Conversion, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 4, 2023, we held the 2023 Special Meeting at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 486,584 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.25 per share, for an aggregate redemption amount of approximately $5.0 million.

There were no such repurchases of our equity securities by us or an affiliate during the fiscal quarter covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Second Amendment to Amended and Restated Certificate of Incorporation. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

Date: August 18, 2023	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2023	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)