Form 10-Q
period 2023-09-30
Thunder Bridge Capital Partners III Inc.
filed 2023-11-14
CIK 1815753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 11,964,156 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one share of Class B common stock, par value $0.0001 per share (the “Class B common stock,” and together with the Class A common stock, the “common stock”), of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$30,377	$180,109
Prepaid expenses	40,142	30,013
Prepaid income taxes	15,273	-
Total current assets	85,792	210,122
Other assets:
Cash and marketable securities held in Trust Account	6,306,990	12,263,483
Total assets	$6,392,782	$12,473,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$713,678	$500,117
Income taxes payable	-	1,111,143
Excise taxes payable	49,880	-
Warrant liability	596,080	680,940
Promissory Note payable - related party, at fair value	803,000	475,000
Total current liabilities	2,162,638	2,767,200
Deferred underwriting fee payable	14,490,000	14,490,000
Total liabilities	16,652,638	17,257,200

Commitments

Shares subject to possible redemption, 611,157 and 1,097,741, at September 30, 2023 and December 31, 2022, respectively, at redemption value	6,306,990	11,152,340

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 11,352,999 and 1,003,000 shares issued and outstanding (excluding 611,157 and 41,400,000 shares subject to possible redemption), at September 30, 2023 and December 31, 2022, respectively	1,135	100
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1 and 10,350,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	1,035
Additional paid in capital	-	-
Accumulated deficit	(16,567,981)	(15,937,070)
Total stockholders’ equity (deficit)	(16,566,846)	(15,935,935)
Total liabilities and stockholders’ equity (deficit)	$6,392,782	$12,473,605

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Formation costs and other operating expenses	$235,945	$215,357	657,639	$827,471
Loss from operations	(235,945)	(215,357)	(657,639)	(827,471)
Other income:
Interest income	95,140	1,827,208	260,605	2,389,901
Change in fair value of warrant liability	426,360	932,205	84,860	6,196,840
(Loss) income before income taxes	285,555	2,544,056	(312,174)	7,759,270
Income tax expense	4,484	-	54,727	-
Net (loss) income	$281,071	$2,544,056	$(366,901)	$7,759,270
Weighted average shares outstanding Class A redeemable common stock	806,848	41,400,000	999,711	41,400,000
Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.20	$0.06	$0.21	$0.16

Weighted average shares outstanding Class A and Class B non-redeemable common stock	11,353,000	11,353,000	11,353,000	11,353,000
Basic and diluted net income (loss) per share, Class A and Class B non- redeemable common stock	$0.01	$0.01	$(0.05)	$0.10

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2021	1,003,000	$100	10,350,000	$1,035	$-	$(21,155,409)	$(21,154,274)
Common Stock subject to redemption	-	-	-	-	-	(407,872)	(407,872)
Net income	-	-	-	-	-	5,215,214	5,215,214
Balance - June 30, 2022	1,003,000	100	10,350,000	1,035	-	(16,348,067)	(16,346,932)
Common Stock subject to redemption	-	-	-	-	-	(1,827,207)	(1,827,207)
Net income	-	-	-	-	-	2,544,056	2,544,056
Balance - September 30, 2022	1,003,000	$100	10,350,000	$1,035	$-	$(15,631,218)	$(15,630,083)

Balance - December 31, 2022	1,003,000	$100	10,350,000	$1,035	$-	$(15,937,070)	(15,935,935)
Common Stock subject to redemption	-	-	-	-	(75,687)	(115,223)	(190,910)
Common Stock redeemed	-	-	-	-	75,687	-	75,687
Net loss	-	-	-	-	-	(647,972)	(647,972)
Balance - June 30, 2023	1,003,000	100	10,350,000	1,035	-	(16,700,265)	(16,699,130)

Common Stock subject to redemption	486,584	49	-	-	4,987,927	-	4,987,976
Common Stock redeemed	(486,584)	(49)			(4,987,927)	(98,907)	(5,086,883)
Conversion of Class B common stock to Class A common stock	10,349,999	1,035	(10,349,999)	(1,035)	-	-	-
Excise tax imposed common stock redemption	-	-	-	-	-	(49,880)	(49,880)
Net income	-	-	-	-	-	281,071	281,071
Balance - September 30, 2023	11,352,999	$1,135	1	$-	$-	$(16,567,981)	$(16,566,846)

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(366,901)	$7,759,270
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned in Trust Account	(260,605)	(2,235,080)
Change in fair value of warrant liability	(84,860)	(6,196,840)
Changes in operating assets and liabilities:
Prepaid expenses	(10,129)	168,382
Accounts payable and accrued expenses	213,561	(205,040)
Income taxes payable	(1,126,416)	-
Net cash used in operating activities	(1,635,350)	(709,308)

Cash flows from investing activities:
Redemption of cash in Trust Account	7,290,704	-
Recoveries of excess Trust Account Redemptions	(1,073,606)	-
Net cash provided by investing activities	6,217,098	-

Cash flows from financing activities:
Repayment of promissory note - related party	(50,000)	(5,000)
Proceeds of promissory note - related party	378,000	445,000
Redemption of Class A common stock	(5,059,480)	-
Net cash (used in) provided by financing activities	(4,731,480)	440,000
Net change in cash	(149,732)	(269,308)
Cash at the beginning of the period	180,109	336,290
Cash at the end of the period	$30,377	$66,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,181,143	$-

Supplemental disclosures of noncash investing and financing activities:
Excise tax liabilities accrued for common stock with redemptions	$49,880	$-

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period of June 12, 2020 (inception) through September 30, 2023 related to the Company’s formation, the initial public offering that was consummated by the Company on February 10, 2021 (the “Initial Public Offering”) and subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,003,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP III, LLC (the “Sponsor”), generating gross proceeds of $10,030,000 (the “Private Placement”) (see Note 4). The Private Placement Units consist of one share of Class A common stock (the “Private Placement Shares”), and one-fifth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Following the closing of the Initial Public Offering on February 10, 2021, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in an U.S.-based trust account (“Trust Account”) which were initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on February 28, 2023, the Company instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering and the Private Placement amounted to $23,191,740 consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees (see Note 6) and $421,740 of other costs.

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

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through September 30, 2023, the Company has borrowed $803,000 under the Promissory Note and $647,000 remains available to finance transaction costs in connection with the initial Business Combination.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements, which do not include any adjustments that might result from the outcome of this uncertainty.

Extension of the Combination Period

The Company initially had until February 10, 2023, 24 months from the closing of the Initial Public Offering, to consummate its initial Business Combination (the “Combination Period”). On December 16, 2022, the Company held a special meeting of its stockholders in lieu of an annual meeting (the “2022 Special Meeting”), at which its stockholders approved, among other things, an amendment to the Amended and Restated Certificate of Incorporation to extend the Combination Period from February 10, 2023 to August 10, 2023 (or such earlier date as determined by the Company’s board of directors, the “Board of Directors”) (the “Extension Amendment Proposal”). In connection with the vote to approve the Extension Amendment Proposal, the holders of 40,302,259 shares of the Class A common stock (the “Redeeming Stockholders”) properly exercised their right to redeem their shares for cash (the “First Redemption”).

On December 30, 2022, an initial redemption payment was made by Continental, as trustee of the Trust Account, to the Redeeming Stockholders at a rate of $10.10 per share and, on January 11, 2023, Continental made an additional redemption payment (the “Additional Payment”) to the Redeeming Stockholders at a rate of $0.02841302 per share, for a total redemption payment per share of $10.12841302. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Additional Payment should have been $0.00157381 per share, for a total redemption payment of $10.10157381 per share in the First Redemption. This meant that the Redeeming Stockholders were overpaid in the amount of $0.02683921 per share (the “Overpayment Amount”). The Redeeming Stockholders were notified of this situation and were instructed to return the Overpayment Amount to Continental. To date, the Company has recovered substantially all of the Overpayment Amount.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On August 4, 2023, the Company held a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Certificate of Incorporation to (i) extend the Combination Period from August 10, 2023 to February 10, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment Proposal”) and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a Business Combination (the “Founder Share Amendment Proposal” and together with the Second Extension Amendment Proposal, the “Charter Amendment Proposals”). In connection with the vote to approve the Charter Amendment Proposals, the holders of 486,584 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.25 per share, for an aggregate redemption amount of approximately $5.0 million (the “Second Redemption”). As a result of the Founder Share Conversion (as defined in Note 5) and the Second Redemption, as of September 30. 2023, there were 11,964,156 shares of Class A common stock issued and outstanding.

If the Company is unable to complete a Business Combination by the end of the Combination Period, pursuant to the Amended and Restated Certificate of Incorporation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware (the “DGCL”) to provide for claims of creditors and other requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In connection with the stockholders’ vote at the 2023 Special Meeting, Public Stockholders exercised their right to redeem 486,584 shares of common stock for a total of approximately $5.0 million in the Second Redemption. The Excise Tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of September 30, 2023, the Company recorded $49,880 of Excise Tax liability calculated as 1% of shares redeemed in the Second Redemption.

Nasdaq Deficiency Notice

On June 15, 2023, the Company received a deficiency letter (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). The notification received had no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until December 21, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the Company’s MVLS closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance with the MVLS Requirement.

On November 8, 2023, the Company received a follow-up letter to the MVLS Notice from the Staff of Nasdaq notifying the Company that it had regained compliance with the MVLS Requirement and that the matter was closed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had a working capital deficit of approximately $2,077,000, which represents the aggregate amount of Excise Tax and other accrued liabilities of $2,162,638 in excess of the Company’s cash of $30,000 and prepaid expenses.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of September 30, 2023 and December 31, 2022, there was $803,000 and $475,000, respectively, outstanding under the Promissory Note (see Note 5).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,377 and $180,109 in cash and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On February 28, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or liquidation. As a result, at September 30, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Shares Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, such shares are classified as stockholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2023 and December 31, 2022, 611,157 and 1,097,741 shares of Class A common stock, respectively, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the accompanying condensed balance sheets. .

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against shares of common stock and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, the (i) Class A common stock subject to possible redemption and non-redeemable Class A common stock and (ii) Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period.

The calculation of diluted net income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement, because the exercise of the warrants is contingent upon the occurrence of future events, and any shares that can be issued in the settlement of the Promissory Note payable.

A reconciliation of net income (loss) per share of common stock is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) including accretion of temporary equity to redemption value and excise taxes on stock redemption	$281,071	$2,544,056	$(366,901)	$7,759,270
Accretion of redeemable common stock to redemption amount	(98,907)	(1,827,207)	(214,130)	(2,235,079)
Excise taxes on stock redemption	(49,880)	-	(49,880)	-
Net income (loss) including accretion of temporary equity to redemption value and excise taxes on stock redemption	$132,284	$716,849	$(630,911)	$5,524,191

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Six Months Ended September 30, 2023		For the Six Months Ended September 30, 2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$8,778	$123,506	$562,576	$154,273	$(51,060)	$(579,851)	$4,335,327	$1,188,864

Excise taxes on stock redemption	49,880	-	-	-	49,880	-	-	-
Accretion applicable to Class A redeemable shares	98,907	-	1,827,207	-	214,130	-	2,235,079	-
Income (loss) by class	$157,565	$123,506	$2,389,783	$154,273	$212,950	$(579,851)	$6,570,406	$1,188,864
Denominator:
Basic and diluted weighted average common shares outstanding	806,848	11,353,000	41,400,000	11,353,000	999,711	11,353,000	41,400,000	11,353,000
Basic and diluted net income (loss) per share	$0.20	$0.01	$0.06	$0.01	$0.21	$(0.05)	$0.16	$0.10

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2023, through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

On November 8, 2023, the Company received a follow-up letter from the Staff of Nasdaq notifying the Company that it had regained compliance with the MVLS Requirement and that the matter was closed (see Note 1).

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

On February 10, 2021, the Company consummated its Initial Public Offering of 41,400,000 Units at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option to purchase 5,400,000 Units at $10.00 per Unit. Each Unit consists of one Public Share and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

On August 7, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 10,349,999 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares (the “Founder Share Conversion”). The 10,349,999 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, as described above. As a result of the Founder Share Conversion and the Second Redemption, the Sponsor holds approximately 94.9% of the issued and outstanding shares of Class A common stock.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a promissory note, representing a Working Capital Loan from the Sponsor, for the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At September 30, 2023 and December 31, 2022 there was $803,000 and $475,000 outstanding under the Promissory Note, respectively.

The fair value of the Promissory Note as of September 30, 2023 and December 31, 2022 was $803,000 and $475,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company had incurred $30,000 and $90,000 for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company has an unpaid balance of $70,000 due to such affiliate of the Sponsor under the Administrative Support Agreement.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on February 10, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of its Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred $60,000 and $180,000 for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company has an unpaid balance of $140,000 to such affiliate of its Chief Executive Officer under the Advisory Agreement.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

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

At September 30, 2023, there were 8,280,000 whole Public Warrants and 200,600 Private Placement Warrants outstanding with a fair value of $579,600 and $16,480, respectively. At December 31, 2022, there were 8,280,000 whole Public Warrants and 200,600 Private Placement Warrants outstanding with a fair value of $662,400 and $18,540, respectively.

The Company accounts for the 8,280,000 Public Warrants and the 200,600 Private Placement Warrants issued and outstanding in accordance with the guidance contained in ASC 815–40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability.

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Class A common stock are entitled to one vote for each share. At December 31, 2022, there were 1,003,000 shares of Class A common stock issued and outstanding (excluding 1,097,741 Class A shares subject to possible redemption). In connection with the vote to approve the Extension Amendment Proposal at the 2022 Special Meeting, Redeeming Stockholders properly exercised their right to redeem 40,302,259 Public Shares for cash in the First Redemption. In connection with the vote to approve the Charter Amendment Proposals at the 2023 Special Meeting, the holders of 486,584 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.25 per share, for an aggregate redemption amount of approximately $5.0 million in the Second Redemption. As a result of the Founder Share Conversion and the Second Redemption, as of September 30. 2023, there were 11,352,999 shares of Class A common stock issued and outstanding (excluding 611,157 Class A shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Class B common stock are entitled to one vote for each share. On February 4, 2021, the Company effectuated a 1.2 for 1 dividend of the Class B common stock resulting in an aggregate of 10,350,000 shares of Class B common stock issued and outstanding. At December 31, 2022, there were 10,350,000 shares of Class B common stock issued and outstanding.

On August 7, 2023, following the approval of the Charter Amendment Proposals by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 10,349,999 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares in the Founder Share Conversion. The 10,349,999 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, as described above. Following the Founder Share Conversion and the Second Redemption, at September 30, 2023, there were 11,964,156 shares of Class A common stock issued and outstanding and one share of Class B Common Stock issued and outstanding and the Sponsor holds approximately 94.9% of the issued and outstanding shares of Class A common stock.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$6,306,990	$12,263,483
Liabilities:
Public Warrants	1	$579,600	$662,400
Private Placement Warrants	2	16,480	18,540
Promissory Note payable – related party, at fair value	3	803,000	475,000

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “TBCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	September 30, 2023
Risk-free interest rate	4.60%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.25
Expected Volatility	25.7%
Exercise Price	$11.50
Stock price	$10.24

As of September 30, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.02 million.

THUNDER BRIDGE CAPITAL PARTNERS III, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2023	$18,540	$662,400	$680,940
Change in valuation inputs or other assumptions (1)	(2,060)	(82,800)	(84,860)
Fair value as of September 30, 2023	$16,480	$579,600	$596,080

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

The following table present the changes in fair value of the Level 3 Promissory Note- related party:

Fair value as of January 1, 2023	$475,000
Repayment of Promissory Note - Related Party	(50,000)
Advances on Promissory Note – Related Party	378,000
Change in fair value	-
Fair value as of September 30, 2023	$803,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2023 for the Promissory Note.

NOTE 10. INCOME TAXES

As of September 30, 2023 and December 31, 2022, the Company’s net deferred tax assets are as follows:

	2023	2022
Deferred tax asset:
Organizational costs/Startup expenses	$568,395	$386,136
Total deferred tax asset	568,395	386,136
Valuation allowance	(568,395)	(386,136)
Deferred tax asset, net of allowance	$-	$-

The Company will file taxes in the U.S. Federal jurisdiction.

We have $0 and $0 in net operating loss carryovers at September 30, 2023 and 2022, respectively.

We are subject to taxation in the United States. As of December 31, 2022, we have no tax years under examination by the Internal Revenue Service. The U.S. federal tax returns for tax years 2022 and 2021 remain open to examination by the tax authorities.

We have established a full valuation allowance for our deferred tax assets for the nine months ended September 30, 2023, and for the year ended December 31, 2022, as it is more likely than not that these assets will not be realized in the foreseeable future. Our valuation allowance increased by $128,364 from December 31, 2022 to September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Report”), including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

As indicated in the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”, we had $30,377 held outside of the Trust Account that is available to us to fund our working capital requirements and $6,306,900 held inside the Trust Account as of September 30, 2023.

Extension of Our Combination Period and Founder Share Conversion

We initially had until February 10, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On December 16, 2022, we held the 2022 Special Meeting, at which our stockholders approved, among other things, the Extension Amendment Proposal. In connection with the vote to approve the Extension Amendment Proposal, Redeeming Stockholders properly exercised their right to redeem 40,302,259 Public Shares for cash in the First Redemption.

On December 30, 2022, an initial redemption payment was made by Continental, as trustee of the Trust Account, to the Redeeming Stockholders at a rate of $10.10 per share and, on January 11, 2023, Continental made the Additional Payment to the Redeeming Stockholders at a rate of $0.02841302 per share, for a total redemption payment per share of $10.12841302. It was later determined that we did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Additional Payment should have been $0.00157381 per share, for a total redemption payment of $10.10157381 per share in the First Redemption. This meant that the Redeeming Stockholders were overpaid in the amount of $0.02683921 per share. The Redeeming Stockholders were notified of this situation and were instructed to return the Overpayment Amount to Continental. To date, the Company has recovered substantially all of the Overpayment Amount.

On August 4, 2023, we held the 2023 Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 486,584 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.25 per share, for an aggregate redemption amount of approximately $5.0 million in the Second Redemption.

Following approval of the Founder Share Amendment Proposal, on August 7, 2023, we issued an aggregate of 10,349,999 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 10,349,999 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and the Second Redemption, as of September 30, 2023, (i) there were 11,964,156 shares of Class A common stock issued and outstanding and one share of Class B common stock issued and outstanding and (ii) the Sponsor holds approximately 94.9% of the issued and outstanding shares of Class A common stock.

Recent Developments

On June 15, 2023, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the preceding 30 consecutive business days, our MVLS was below the $35 million minimum requirement for continued inclusion on the Nasdaq Capital Market pursuant to the MVLS Requirement. The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until December 21, 2023, to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, our MVLS closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance with the MVLS Requirement.

On November 8, 2023, we received a follow-up letter to the MVLS Notice from the Staff of Nasdaq notifying us that we had regained compliance with the MVLS Requirement and that the matter was closed.

Results of Operations

For the nine months ended September 30, 2023 and 2022, we had net (loss) income of ($366,901) and $7,759,270. The net (loss) income consisted of formation and operating costs of $657,639 and $827,471, interest income of $260,605 and $2,389,901 and income from the change in fair value of our warrant liability of $84,860 and 6,196,840, respectively.

For the three months ended September 30, 2023 and 2022, we had net income of $281,071 and $2,544,056, respectively. The net income consisted of formation and operating costs of $235,945 and $215,357, interest income of $95,140 and $1,827,208 and (loss) income from the change in fair value of our warrant liability of 426,360 and $932,205, respectively.

Since the consummation of our Initial Public Offering through September 30, 2023, our activity has been limited to the evaluation of potential initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

On February 28, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our Business Combination or liquidation. As a result, at September 30, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

On March 25, 2022, the Sponsor executed the Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At September 30, 2023 there was $803,000 outstanding under the Promissory Note and $647,000 remains available to finance transaction costs in connection with the initial Business Combination.

As of September 30, 2023, we had a working capital deficit of approximately $2,077,000, including approximately $30,000 in our operating bank account.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on our behalf and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of September 30, 2023 and December 31, 2022, there was $803,000 and $475,000 outstanding under the Promissory Note, respectively.

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

Contractual Obligations

At September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

In addition, at September 30, 2023 and December 31, 2022, we had current liabilities of $2,162,638 and $2,767,200, respectively, and working capital (deficit) of $(2,076,846) and $ ($2,557,078), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via a Working Capital Loan.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, (iii) Quarterly Reports on From 10-Q for the quarterly periods ended March 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023 and June 30, 2023, as filed with the SEC on May 17, 2021, May 12, 2022, August 12, 2022, November 14, 2022, May 15, 2023 and August 18, 2023, respectively, and (iv) Proxy Statement on Schedule 14A, as filed with the SEC on July 21, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

On August 7, 2023, following approval of the Founder Share Amendment Proposal, we issued an aggregate of 10,349,999 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor in the Founder Share Conversion. The 10,349,999 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and the Second Redemption, (i) there were 11,964,156 shares of Class A common stock issued and outstanding and one share of Class B common stock issued and outstanding and (ii) the Sponsor holds approximately 94.9% of the issued and outstanding shares of Class A common stock.

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

On February 28, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, at September 30, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 4, 2023, we held the 2023 Special Meeting at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 486,584 shares of Class A common stock properly exercised their right to redeem their shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $5.0 million, or approximately $10.25 per share to redeeming stockholders in the Second Redemption.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares(or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	486,584	$10.25	—	—

September 1 – September 30, 2023	—	—	—	—

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

THUNDER BRIDGE CAPITAL PARTNERS III, INC.

Date: November 14, 2023	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)